Form 10-Q
period 2022-03-31
Aesther Healthcare Acquisition Corp.
filed 2022-04-25
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-40793

Aesther Healthcare Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-1309280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 Madison Avenue, Suite 8078 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 10,600,000 Class A and 2,625,000 Class B shares of the registrant’s common stock outstanding on April 22, 2022, and no shares of preferred stock outstanding.

Aesther Healthcare Acquisition Corp.

FORM 10-Q

For the Quarter Ended March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), which can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 29, 2021 (under the heading “Risk Factors” and in other parts of that report). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

The following discussion is based upon our unaudited Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, and in our most recent Annual Report on Form 10-K. All references to years relate to the fiscal year ended December 31 of the particular year.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in, and incorporated by reference in, the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in, and/or incorporated by reference in, the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	our ability to select an appropriate target business or businesses in our target industry or otherwise;

●	our ability to complete our initial business combination in our target industry or otherwise;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they may then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses in the pharmaceutical industry or other industries in which we may seek our business combinations;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AESTHER HEALTHCARE ACQUISITION CORP.

BALANCE SHEET

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$845,077	$1,075,602
Prepaid expenses	349,649	474,291
Total current assets	1,194,726	1,549,893

Other Assets
Cash and marketable securities held in Trust Account	107,109,361	107,102,449
Deferred acquisition costs	38,265	-

Total Assets	$108,342,352	$108,652,342

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$65,445	$34,444
Accrued expenses	36,722	212,000
Total current liabilities	102,167	246,444

Deferred underwriting commissions	3,150,000	3,150,000
Total Liabilities	3,252,167	3,396,444

Commitments and Contingencies
Class A common stock; 10,500,000 shares subject to possible redemption at $10.20 per share	107,100,000	107,100,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 100,000 issued and outstanding (excluding 10,500,000 subject to redemption) as of March 31, 2022 and December 31, 2021	10	10
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	263	263
Additional paid-in-capital	(1,280,265)	(1,280,265)
Accumulated deficit	(729,823)	(564,110)
Total Stockholders’ Deficit	(2,009,815)	(1,844,102)

Total Liabilities and Stockholders’ Deficit	$108,342,352	$108,652,342

The accompanying notes are an integral part of these financial statements.

AESTHER HEALTHCARE ACQUISITION CORP.
STATEMENT OF OPERATIONS
(unaudited)

For the Three Months Ended March 31, 2022
Formation and operating costs	$(172,626)
Total operating loss	(172,626)

Other Income (Expense)
Interest income from Trust Account	6,913
Net Loss	(165,713)

Basic and diluted weighted average shares outstanding, Class A common stock	10,600,000
Class A common stock - basic and diluted net loss per share	$(0.02)
Basic and diluted weighted average shares outstanding, Class B common stock	2,625,000
Class B common stock - basic and diluted net loss per share	$(0.06)

The accompanying notes are an integral part of these financial statements.

AESTHER HEALTHCARE ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 17, 2021 (INCEPTION) THROUGH MARCH 31, 2022

(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	100,000	10	2,625,000	263	(1,280,265)	(564,110)	(1,844,102)

Net loss	-	-	-	-	-	(165,713)	(165,713)
Balance as of March 31, 2022	100,000	$10	2,625,000	$263	$(1,280,265)	$(729,823)	$(2,009,815)

The accompanying notes are an integral part of these financial statements.

AESTHER HEALTHCARE ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

(unaudited)

Cash flows from operating activities:
Net loss	$(165,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(6,912)
Changes in current assets and liabilities:
Prepaid expenses	124,642
Accounts payable	31,001
Accrued expenses	(175,278)
Net cash used in operating activities	(192,260)

Cash flows from financing activities:
Payment of deferred offering costs	(38,265)
Net cash provided by financing activities	(38,265)

Net change in cash	(230,525)
Cash, beginning of the period	1,075,602
Cash, end of the period	$845,077

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

As of March 31, 2022, the Company had not commenced any material operations. All activity for the period from June 17, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and activities to identify a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $4,615,992, consisting of $1,050,000 of underwriting fees, $3,150,000 of deferred underwriting fees and $415,992 of other offering costs. In addition, at March 31, 2022, cash of $845,077 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Going Concern and Liquidity

As indicated in the accompanying financial statements, at March 31, 2022, we had $845,077 of cash and a working capital surplus of $1,092,559.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or September 22, 2022, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by shareholders).

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

Risks and Uncertainties

Management is currently continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk

Financial installments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have cash equivalents as of March 31, 2022.

Cash Held in Trust Account

As of March 31, 2022, the Company had $107,109,361 in cash held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

All of the 10,500,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, as of March 31, 2022, 10,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net Loss Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Common Stock.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. An aggregate of 10,500,000 shares of Class A common stock subject to possible redemption at March 31, 2022 have been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including warrants sold in connection with the partial sale of units in connection with the over-allotment option) and Private Placement to purchase an aggregate of 5,411,000 shares of the Company’s common stock in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022.

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

Note 5 — Related Party Transactions

Founder Shares

In June 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 2,875,000 Class B shares (the “founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering. Up to 375,000 of the founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, and were cancelled for no consideration in November 2022, following the expiration of the over-allotment option.

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

Promissory Note — Related Party

On June 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering out of the $2,001,000 of offering proceeds that had been allocated to the payment of offering expenses. In 2021, the Company had borrowed $190,101 under the promissory note and the amount was paid in full at December 31, 2021. The is no balance at March 31, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. At March 31, 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay Aesther Healthcare Sponsor, LLC, our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on September 14, 2021 and continues monthly until (i) the completion of the Company’s initial Business Combination or (ii) liquidation of the Company. At March 31, 2022, $65,000 had been paid to our Sponsor.

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

Note 7— Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,250,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022, there were 10,600,000 shares of Class A common stock issued or outstanding. The underwriter was issued 100,000 shares of common stock which are referenced as the “representative’s shares” as underwriting compensation in connection with the Initial Public Offering.

An aggregate of 10,500,000 shares of Class A common stock were issued as part of the units offering and are subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each common stock. At March 31, 2022, there were 2,625,000 shares of Class B common stock issued and outstanding.

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

The Company did not register the shares of Class A common stock issuable upon exercise of the warrants in connection with the Initial Public Offering. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within 90 days after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exemption.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to through April 25, 2021 the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results for the three months ended March 31, 2022.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We are a newly organized blank check company incorporated in June 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have not selected any specific business combination target.

We may pursue an initial business combination opportunity in any business, industry, sector or geographical location. We believe that our investment and operating expertise across multiple industry verticals will give us a large, addressable universe of potential targets. The diversity of the target universe and the number of largely uncorrelated subsectors maximizes that likelihood that our management team will be able to identify and execute an attractive transaction.

Liquidity and Capital Resources

At March 31, 2022, we had cash of $845,077 and working capital of $1,092,559.

The Company’s liquidity needs up to March 31, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (see Note 5 – Related Party Transactions to the notes to the unaudited financial statements included herein under Part I, Item 1 (the “Footnotes”)), a loan of $190,101 under an unsecured and noninterest bearing promissory note obtained from our Sponsor, which was repaid following our Initial Public Offering (see Note 5 – Related Party Transactions to the Footnotes), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of March 31, 2022, the Company had cash in the Trust Account of $107,109,361. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination. The Company may withdraw interest to pay taxes.

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

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account. In order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension, $1,050,000 ($0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $2,100,000, or $0.20 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, we will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. In the event that the Company receives notice from the Sponsor five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

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

For the three months ended March 31, 2022, we had a net loss of $165,713 from formation, offering and operating costs.

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

Underwriting Agreement

The underwriter was entitled to an underwriting discount of $0.10 per Unit, or $1,050,000 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), paid at the closing of the Initial Public Offering. $3,150,000 in the aggregate (reflecting the partial exercise by the underwriter of its over-allotment option), will be payable to the underwriter for deferred underwriting commissions upon the completion of the Business Combination. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of March 31, 2022.

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

Additionally, subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we plan to rely on rules which allow us to, among other things, delay the required (i) provision of an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provision of all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclosure of certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on January 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K, which are incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

None.

Use of Proceeds

On September 17, 2021, we consummated our Initial Public Offering of 10,000,000 Units, at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs of approximately $4.6 million, inclusive of approximately $1.0 million in an underwriting discount and $3.0 million in deferred underwriting commissions. On September 17, 2021, the underwriter partially exercised its over-allotment option, pursuant to which we sold an additional 500,000 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $5.0 million, and incurring additional offering costs of approximately $200 thousand in underwriting fees (inclusive of approximately $150 thousand in deferred underwriting fees).

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Date: April 25, 2022

By:	/s/ Howard Doss
Howard Doss
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: April 25, 2022

EXHIBIT INDEX

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

