Form 10-Q
period 2022-06-30
Aesther Healthcare Acquisition Corp.
filed 2022-07-11
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 10,600,000 Class A and 2,625,000 Class B shares of the registrant’s common stock outstanding on July 8, 2022, and no shares of preferred stock outstanding.

Aesther Healthcare Acquisition Corp.

FORM 10-Q

For the Quarter Ended June 30, 2022

Page
Cautionary Note Regarding Forward-Looking Statements	2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3

Balance Sheets as of June 30, 2022 and December 31, 2021	3
Statements of Operations for the Three Months and Six Months Ended June 30, 2022 and for the Period from June 17, 2021 (Inception) through June 30, 2021	4
Statements of Changes in Stockholders’ Deficit for the Six Months ended June 30, 2022 and for the period from June 17, 2021 (Inception) through June 30, 2021	5
Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the period from June 17, 2021 (Inception) through June 30, 2021	6
Notes to Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4. CONTROLS AND PROCEDURES	24

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	25

ITEM 1A. RISK FACTORS	25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4. MINE SAFETY DISCLOSURES	27

ITEM 5. OTHER INFORMATION	27

ITEM 6. EXHIBITS	27

SIGNATURES	28

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), which can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on January 31, 2022 (under the heading “Risk Factors” and in other parts of that report). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AESTHER HEALTHCARE ACQUISITION CORP.

BALANCE SHEETS

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash	$576,759	$1,075,602
Prepaid expenses	168,457	474,291
Total current assets	745,216	1,549,893

Other Assets
Cash and marketable securities held in Trust Account	107,249,658	107,102,449
Deferred acquisition costs	566,403	-

Total Assets	$108,561,277	$108,652,342

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$145,036	$34,444
Accrued expenses	360,990	212,000
Total current liabilities	506,026	246,444

Deferred underwriting commissions	3,150,000	3,150,000
Total Liabilities	3,656,026	3,396,444

Commitments and Contingencies
Class A common stock; 10,500,000 shares subject to possible redemption at $10.20 per share	107,100,000	107,100,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 100,000 issued and outstanding (excluding 10,500,000 subject to redemption) as of June 30, 2022 and December 31, 2021	10	10
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	263	263
Additional paid-in-capital	(1,280,265)	(1,280,265)
Accumulated deficit	(914,757)	(564,110)
Total Stockholders’ Deficit	(2,194,749)	(1,844,102)

Total Liabilities and Stockholders’ Deficit	$108,561,277	$108,652,342

The accompanying notes are an integral part of these unaudited financial statements.

AESTHER HEALTHCARE ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the period from June 17, 2021 (inception) through June 30, 2021

Formation and operating costs	$(325,231)	$(497,857)	$(82)
Total operating loss	(325,231)	(497,857)	(82)

Other Income
Interest income from Trust Account	140,297	147,210	-
Net Loss	$(184,934)	$(350,647)	$(82)

Basic and diluted weighted average shares outstanding, Class A common stock	10,600,000	10,600,000	-
Class A common stock – basic and diluted net loss per share	$(0.02)	$(0.03)	$-
Basic and diluted weighted average shares outstanding, Class B common stock	2,625,000	2,625,000	2,875,000
Class B common stock – basic and diluted net loss per share	$(0.07)	$(0.13)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

AESTHER HEALTHCARE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM JUNE 17, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	100,000	$10	2,625,000	$263	$(1,280,265)	$(564,110)	$(1,844,102)

Net loss	-	-	-	-	-	(165,713)	(165,713)
Balance as of March 31, 2022	100,000	10	2,625,000	263	(1,280,265)	(729,823)	(2,009,815)

Net loss	-	-	-	-	-	(184,934)	(184,934)
Balance as of June 30, 2022	100,000	$10	2,625,000	$263	$(1,280,265)	$(914,757)	$(2,194,749)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 17, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(82)	(82)
Balance as of June 30, 2021	-	$-	2,875,000	$288	$24,712	$(82)	$24,918

The accompanying notes are an integral part of these unaudited financial statements.

AESTHER HEALTHCARE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM JUNE 17, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(unaudited)

	For the six months ended June 30, 2022	For the period June 17, 2021 (inception) through June 30, 2021

Operating Activities:
Net Loss	$(350,647)	$(82)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(147,209)	-
Changes in operating assets and liabilities:
Due from Sponsor	-	(25,000)
Prepaid Expenses	305,834	-
Accounts Payable	110,592	494
Accrued Expenses	(208,278)	64,798
Net Cash used in operating activities	(289,708)	40,210

Financing Activities:
Payment of deferred offering costs	(209,135)	(65,210)
Proceeds from Founders Shares	-	25,000
Net Cash used in financing activities	(209,135)	(40,210)

Net change in cash	(498,843)	-
Cash, beginning of the period	1,075,602	-
Cash, end of the period	$576,759	$-

Supplemental Disclosure of cash flow information
Deferred offering costs charged to accrued expenses	$357,268	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

Proposed United Gear & Assembly Business Combination

On May 26, 2022, the Company (together with its successors, “AHAC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AHAC Merger Sub Inc., a Delaware corporation and a newly formed wholly-owned subsidiary of AHAC (“Merger Sub”), Aesther Healthcare Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) for the stockholders of AHAC (other than the Company Stockholder (as defined below) (the “Purchaser Representative”), United Gear & Assembly, Inc., a Delaware corporation (“United Gear”), and United Stars Holdings, Inc., a Delaware corporation and the sole stockholder of United Gear (the “Company Stockholder”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into United Gear (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with United Gear continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of AHAC. In the Merger, all shares of United Gear common stock (together, “United Gear Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right for the Company Stockholder to receive the Merger Consideration (as defined below).

Merger Consideration

The aggregate merger consideration to be paid pursuant to the Merger Agreement to the Company Stockholder is based on an enterprise value for United Gear of Three Hundred Fifty Million Dollars ($350,000,000), with such consideration paid in a mix of (i) Twenty Million Dollars ($20,000,000) in cash (the “Cash Consideration”) and (ii) 33,000,000 shares of common stock, par value $0.0001 per share, of AHAC, each valued at $10.00 per share (the “Merger Consideration Shares” and together with the Cash Consideration, the “Merger Consideration”). If AHAC does not have sufficient cash at Closing to pay the Cash Consideration, AHAC will be required to deliver to the Company Stockholder a promissory note with a principal amount equal to the applicable shortfall, with a maturity of six months from the Closing Date.

Earnout

In addition to the Merger Consideration set forth above, the Company Stockholder will also have a contingent right to receive up to an additional 65,000,000 shares of AHAC common stock (the “Earnout Shares”), after the Closing, based on the Adjusted EBITDA of the surviving corporation in the Merger during the fiscal years ending August 31, 2023, 2024 and 2025 (each such fiscal year, an “Earnout Year” and such three-year fiscal period, the “Earnout Period”). Under the Merger Agreement, “Adjusted EBITDA” refers to the earnings before interest expense, federal, state, local and foreign income tax expense, depreciation and amortization of the surviving corporation, during the Earnout Period, on a consolidated basis, subject to adjustments for (i) any extraordinary gains or losses, (ii) any fees and expenses related to the Merger, (iii) unrealized gains and losses, (iv) litigation expenses, (v) gains and losses on foreign exchange, (vi) goodwill impairments, (vii) non-operating income and (viii) non-cash stock based compensation. Subject to the terms and conditions of the Merger Agreement, the Earnout Shares shall be earned and payable during the Earnout Period as follows:

Base Earn Out

●	In the event that the Adjusted EBITDA for the fiscal year ending August 31, 2023 is equal to or greater than $10,200,000, then the Company Stockholder will be entitled to receive 15,000,000 shares of AHAC common stock;

●	In the event that the Adjusted EBITDA for the fiscal year ending August 31, 2024 is equal to or greater than $24,100,000, then the Company Stockholder will be entitled to receive 15,000,000 shares of AHAC common stock; and

●	In the event that the Adjusted EBITDA for the fiscal year ending August 31, 2025 is equal to or greater than $39,100,000, then the Company Stockholder will be entitled to receive 15,000,000 shares of AHAC common stock.

Bonus Earnout

●	In the event that the 2023 Adjusted EBITDA is equal to or greater than $12,240,000, then the Company Stockholder will be entitled to receive 6,666,667 shares of AHAC common stock;

●	In the event that the 2024 Adjusted EBITDA is equal to or greater than $28,920,000, then the Company Stockholder will be entitled to receive 6,666,667 shares of AHAC common stock; and

●	In the event that the 2025 Adjusted EBITDA is equal to or greater than $46,920,000, then the Company Stockholder will be entitled to receive 6,666,666 shares of AHAC common stock.

The number of shares of AHAC common stock constituting any earnout payment will be equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing.

The transaction has been unanimously approved by the Aesther Board of Directors, as well as the equity holder of United Gear, and is subject to the satisfaction of customary closing conditions, including the approval of the stockholders of the Company.

Organization and Business Operations

As of June 30, 2022, the Company had not commenced any material operations. All activity for the period from June 17, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), activities to identify a target business and the negotiation and drafting of the Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,411,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to its Sponsor, generating gross proceeds of $5,411,000, which is described in Note 4 – Private Placement.

Transaction costs amounted to $4,615,992, consisting of $1,050,000 of underwriting fees, $3,150,000 of deferred underwriting fees and $415,992 of other offering costs. In addition, at June 30, 2022, cash of $576,758 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Going Concern and Liquidity

As indicated in the accompanying financial statements, at June 30, 2022, we had $576,759 of cash and a working capital surplus of $239,190.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations until it can complete its initial Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or September 17, 2022, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by shareholders).

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

Risks and Uncertainties

Management is currently continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or completion of the pending Merger, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk

Financial installments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash Held in Trust Account

As of June 30, 2022, the Company had $107,249,658 in cash equivalents held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

All of the 10,500,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, as of June 30, 2022, 10,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net Loss Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Common Stock.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. An aggregate of 10,500,000 shares of Class A common stock subject to possible redemption at June 30, 2022 have been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including warrants sold in connection with the partial sale of units in connection with the over-allotment option) and Private Placement to purchase an aggregate of 5,411,000 shares of the Company’s common stock in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the six months ended June 30, 2022.

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

Note 5 — Related Party Transactions

Founder Shares

In June 2021, the Sponsor paid $25,000 to cover certain offering costs in consideration for 2,875,000 Class B shares (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering. Up to 375,000 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, and 250,000 Founders Shares were cancelled for no consideration in November 2021, following the expiration of the over-allotment option.

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

Promissory Note — Related Party

On June 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering out of the $2,001,000 of offering proceeds that had been allocated to the payment of offering expenses. In 2021, the Company had borrowed $190,101 under the promissory note and the amount was paid in full at December 31, 2021. The is no balance at June 30, 2022.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. At June 30, 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay Aesther Healthcare Sponsor, LLC, our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on September 14, 2021 and continues monthly until (i) the completion of the Company’s initial Business Combination or (ii) liquidation of the Company. For the six months ended June 30, 2022, $60,000 had been paid to our Sponsor.

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

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover any over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions, of which a portion of option, totaling 500,000 Units was exercised simultaneously with the closing of the Initial Public Offering. The remaining option expired unexercised.

The underwriters were paid a cash underwriting discount of one percent (1%) of the gross proceeds of the Initial Public Offering, or $1,050,000 and 100,000 of Class A common stock. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.0% of the gross proceeds of the Initial Public Offering, or $3,150,000 upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Business Combination Legal Services and Other Agreements

The Company has entered into an agreement with its legal counsel, Ellenoff, Grossman & Schole, LLP (“EGS”), whereby the Company is required to pay an initial retainer of $35,000 to EGS for services related to the initial Business Combination (i.e., the Merger Agreement) and a percentage of monthly legal fees. The balance of any additional legal fees incurred related to the initial Business Combination will be due at the closing of the Merger Agreement. For the six months ended June 30, 2022, the Company had paid a total of $62,625, $43,408 is accounts payable and $357,268 is in accrued expense.

The Company engaged The Mentor Group, Inc. to provide valuation counsel to the Board of Directors on the business combination with United Gear & Assembly, Inc. The Mentor Group issued a fairness opinion that the transaction was fair to the shareholders of The Company from a financial point of view. For the six months ended June 30, 2022, $72,580 was paid.

The Company has engaged two Investor Relations firms. One for a monthly expense of $10,000 for six months and $40,000 payment upon completion of the business combination. Term of the agreement is six months. The second is a $8,000 monthly expense until the completion of the business combination and then goes to $12,000. The engagement is for twelve months with a six-month anniversary written notification termination clause.

Note 7— Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,250,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022, there were 10,600,000 shares of Class A common stock issued or outstanding. The underwriter was issued 100,000 shares of common stock which are referenced as the “representative’s shares” as underwriting compensation in connection with the Initial Public Offering.

An aggregate of 10,500,000 shares of Class A common stock were issued as part of the units offering and are subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each common stock. At June 30, 2022, there were 2,625,000 shares of Class B common stock issued and outstanding.

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

Note 8 — Subsequent Events

On July 6, 2022, the Company entered into a common stock purchase agreement (the “White Lion Purchase Agreement”) and related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $50,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share (the “Pre-Merger Common Stock”), or, following the Closing of the Merger, newly issued shares of the Company’s common stock, par value $0.0001 per share (together with the Pre-Merger Common Stock, the “Common Stock”), subject to certain limitations and conditions set forth in the White Lion Purchase Agreement.

The Company is obligated under the White Lion Purchase Agreement and the White Lion RRA to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register under the Securities Act of 1933, as amended, for the resale by White Lion of shares of Common Stock that the Company may issue to White Lion under the White Lion Purchase Agreement.

Subject to the satisfaction of certain customary conditions, the Company’s right to sell shares to White Lion will commence on the effective date of the registration statement and extend for a period of two years. During such term, subject to the terms and conditions of the White Lion Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”). The number of shares sold pursuant to any such notice may not exceed (i) $1,000,000, divided by the closing price of Common Stock on Nasdaq preceding the Notice Date and (ii) a number of shares of Common Stock equal to the Average Daily Trading Volume multiplied by 67%.

The purchase price to be paid by White Lion for any such shares will equal 95.0% of the lowest daily volume-weighted average price of Common Stock during a period of two consecutive trading days following the applicable Notice Date. However, if during such two-trading day period the trading price of the Common Stock falls below a price (the “Threshold Price”) equal to 90.0% of the opening trading price of the Common Stock on Nasdaq on the Notice Date, then the number of shares to be purchased by White Lion pursuant to such notice will be reduced proportionately based on the portion of the two-trading day period that has elapsed, and the purchase price will equal 95.0% of the Threshold Price.

The Company will have the right to terminate the White Lion Purchase Agreement at any time after commencement, at no cost or penalty, upon three trading days’ prior written notice. Additionally, White Lion will have the right to terminate the White Lion Purchase Agreement upon three days’ prior written notice to the Company if (i) there is a Fundamental Transaction (as defined in the White Lion Purchase Agreement), (ii) the Company is in breach or default in any material respect of the White Lion RRA, (iii) there is a lapse of the effectiveness, or unavailability of, the Registration Statement for a period of 45 consecutive trading days or for more than an aggregate of 90 trading days in any 365-day period, (iv) the suspension of trading of the Common Stock for a period of five consecutive trading days or (v) the material breach of the White Lion Purchase Agreement by the Company, which breach is not cured within the applicable cure period. No termination of the White Lion Purchase Agreement will affect the registration rights provisions contained in the White Lion RRA.

In consideration for the commitments of White Lion, as described above, the Company has agreed that it will issue to White Lion shares of Common Stock having a value of $500,000 based on the volume-weighted average price of the Common Stock prior to the time of issuance, which is expected to occur following the Closing, and to include such shares in the registration statement it will file pursuant to the White Lion RRA.

Registration Rights Agreement

Concurrently with the execution of the White Lion Purchase Agreement, the Company entered into the White Lion RRA with White Lion in which the Company has agreed to register the shares that White Lion Purchased with the SEC for resale. Under the White Lion RRA, the Company agreed to file a registration statement on Form S-1 with the SEC and to have the registration statement declared effective as soon as practicable.

The White Lion Purchase Agreement and the White Lion RRA contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results for the six months ended June 30, 2022.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We are a newly organized blank check company incorporated in June 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. As described in greater detail in Note – Organization and Business Operations to the notes to the unaudited financial statements included herein under Part I, Item 1 (the “Footnotes”), on May 26, 2022, we entered into a Merger Agreement which contemplates us acquiring United Gear.

Notwithstanding our current pending Merger Agreement, in the event that such Merger Agreement is not consummated for any reason in the future, we may pursue an initial business combination opportunity in any business, industry, sector or geographical location.

Liquidity and Capital Resources

At June 30, 2022, we had cash of $576,759 and working capital of $239,190.

The Company’s liquidity needs up to June 30, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (see Note 5 – Related Party Transactions to the Footnotes), a loan of $190,101 under an unsecured and noninterest bearing promissory note obtained from our Sponsor, which was repaid following our Initial Public Offering (see Note 5 – Related Party Transactions to the Footnotes), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of June 30, 2022, the Company had cash equivalents in the Trust Account of $107,249,658. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination (i.e., the Merger Agreement). The Company may withdraw interest to pay taxes.

Until the consummation of a Business Combination (which we currently anticipate will be the Merger Agreement), we have used, and will be using, the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loan. Accordingly, we may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of another potential transaction, in the event the transactions contemplated by the Merger Agreement are not consummated, and reducing overhead expenses.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Merger Agreement (or if the Merger Agreement is terminated, another Business Combination), or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, for consummating the Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination (i.e., the Merger) or to redeem a significant number of our public shares upon completion of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination.

We cannot provide any assurance that such new financing will be available to us on commercially acceptable terms, if at all.

If the Company anticipates that it may not be able to consummate a Business Combination (e.g., the currently pending Merger) within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account. In order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension, $1,050,000 ($0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $2,100,000, or $0.20 per share. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, we will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. In the event that the Company receives notice from the Sponsor five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

Results of Operations

Our entire activity from inception to our Initial Public Offering was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination (which we currently anticipate will be the Merger), at the earliest.

For the six months ended June 30, 2022, we had a net operating loss of $497,857 was from formation, offering and operating costs and was offset by $147,210 in interest income. Total net loss was $350, 647.

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

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on January 31, 2022 and below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K, which are incorporated by reference herein, except as disclosed below.

Risks Relating to our Proposed Business Combination

There will be risks associated with the proposed Business Combination.

There will be risks associated with the proposed Business Combination, which we will discuss more fully in the Proxy Statement on Schedule 14A that we expect to file in connection with effectuating our Business Combination with United Gear & Assembly. Any of these risks could result in a material adverse effect on our results of operations, financial condition, business or prospects.

Risks Relating to the White Lion Purchase Agreement

Our existing stockholders may experience significant dilution from the sale of our common stock pursuant to the White Lion Purchase Agreement.

The sale of our common stock to White Lion in accordance with the White Lion Purchase Agreement may have a dilutive impact on our stockholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our right to require White Lion to purchase shares of our common stock, the more shares of our common stock we will have to issue to White Lion in order to exercise our right under the White Lion Purchase Agreement. If our stock price decreases, then our existing stockholders would experience greater dilution for any given dollar amount raised through the offering.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of shares pursuant to the White Lion Purchase Agreement may have a significant dilutive effect.

Depending on the number of shares we issue pursuant to the White Lion Purchase Agreement, it could have a significant dilutive effect upon our existing stockholders. Although the number of shares that we may issue pursuant to the White Lion Purchase Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue), there may be a potential dilutive effect to our stockholders, based on different potential future stock prices, if the full amount of the White Lion Purchase Agreement is realized. Dilution is based upon common stock sold White Lion and the stock price discounted to White Lion’s purchase price of 95% of the volume weighted average trading price (“VWAP”) during the pricing period, subject to a threshold of 90% of the opening price of the Company’s common stock on the date a notice is provided to White Lion. The number of shares sold pursuant to any such notice may not exceed (i) $1,000,000, divided by the closing price of common stock on Nasdaq preceding the notice date and (ii) a number of shares of common stock equal to the average daily trading volume multiplied by 67%.

White Lion will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common stock to be issued under the White Lion Purchase Agreement will be purchased at a five percent (5%) discount, or ninety-five percent (95%) of the lowest daily VWAP of the common stock during the two-trading day period prior to the Closing Date. However, if during such two-trading day period the trading price of the common stock falls below a price (the “Threshold Price”) equal to 90.0% of the opening trading price of the common stock on Nasdaq on the notice date, then the number of shares to be purchased by White Lion pursuant to such notice will be reduced proportionately based on the portion of the two-trading day period that has elapsed, and the purchase price will equal 95.0% of the Threshold Price. White Lion has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If White Lion sells the shares, the price of our common stock could decrease. If our stock price decreases, White Lion may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

Moreover, there is an inverse relationship between the market price of our common stock and the number of shares of our common stock that may be sold pursuant to the White Lion Purchase Agreement. That is, the lower the market price, the more shares of our common stock that may be sold under the White Lion Purchase Agreement. Accordingly, if the market price of our common stock decreases (whether such decrease is due to sales by White Lion in the market or otherwise) and, in turn, the purchase price of our common stock sold to White Lion under the White Lion Purchase Agreement decreases, this could allow White Lion to receive greater numbers of shares of our common stock pursuant to sales under the White Lion Purchase Agreement. Although the number of shares of our common stock that our existing stockholders own will not decrease, the common stock owned by our existing stockholders will represent a smaller percentage of our total outstanding shares after any such sales to White Lion. Depending on market liquidity at the time, the sale of a substantial number of shares of our common stock to White Lion at a discount to the then-prevailing market price for our common stock under the White Lion Purchase Agreement, and the resale of such shares by White Lion into the public market, or the perception that such sales may occur, could cause the trading price of our common stock to decline, result in substantial dilution to existing stockholders and make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may not have access to the full amount under the White Lion Purchase Agreement.

Our ability to draw down funds and sell shares under the White Lion Purchase Agreement with White Lion requires that a registration statement be filed and declared effective and continue to be effective to register the shares of common stock issuable pursuant to such White Lion Purchase Agreement and our ability to sell shares issuable under the investment with White Lion is subject to our ability to prepare and file one or more registration statements registering the resale of these shares. These registration statements may be subject to review and comment by the staff of the SEC and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured. The effectiveness of these registration statements is a condition precedent to our ability to sell the shares of our common stock to White Lion under the White Lion Purchase Agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the White Lion Purchase Agreement to be declared effective by the SEC in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, we might have to increase the number of our authorized shares in order to issue the shares to White Lion. Increasing the number of our authorized shares will require board and stockholder approval. Accordingly, because our ability to sell any common stock under the White Lion Purchase Agreement is subject to a number of conditions, there is no guarantee that we will be able to sell any common stock equal to a portion or all of the proceeds of $50,000,000 under the White Lion Purchase Agreement.

Your ownership interest may be diluted and the value of our common stock may decline by our exercising our right to sell common stock to White Lion through a private sale pursuant to the White Lion Purchase Agreement.

Pursuant to the White Lion Purchase Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to White Lion at a discounted price. Because the price of our common stock in a private sale is lower than the prevailing market price of our common stock, to the extent that this right is exercised, your ownership interest may be diluted.

Certain restrictions on the extent of sales and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the White Lion Purchase Agreement, and as such, White Lion may sell a large number of shares, resulting in substantial dilution to the value of the shares of common stock held by existing stockholders.

White Lion has agreed, subject to certain exceptions listed in the White Lion Purchase Agreement, to refrain from holding an amount of shares which would result in White Lion or its affiliates owning more than 4.99% of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent White Lion from selling shares of our common stock received in connection with a private sale, and then receiving additional shares of our common stock in connection with a subsequent private sale. In this way, White Lion could sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time. This limitation may also be increased to up to 9.99% with not less than 61 days prior written notice from White Lion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

On July 6, 2022, the Company entered into a common stock purchase agreement (the “White Lion Purchase Agreement”) and related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $50,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share (the “Pre-Merger Common Stock”), or, following the Closing of the Merger, newly issued shares of the Company’s common stock, par value $0.0001 per share (together with the Pre-Merger Common Stock, the “Common Stock”), subject to certain limitations and conditions set forth in the White Lion Purchase Agreement.

In consideration for the commitments of White Lion under the White Lion Purchase Agreement, the Company has agreed that it will issue to White Lion shares of Common Stock having a value of $500,000 based on the volume-weighted average price of the common stock prior to the time of issuance, which is expected to occur following the Closing, and to include such shares in the registration statement it will file pursuant to the White Lion RRA.

We claim an exemption from registration for the transactions described above pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was an “accredited investor”. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable events, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 3.02:

Item 3.02 Unregistered Sales of Equity Securities.

On July 6, 2022, the Company entered into a common stock purchase agreement (the “White Lion Purchase Agreement”) and related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $50,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share (the “Pre-Merger Common Stock”), or, following the Closing of the Merger, newly issued shares of the Company’s common stock, par value $0.0001 per share (together with the Pre-Merger Common Stock, the “Common Stock”), subject to certain limitations and conditions set forth in the White Lion Purchase Agreement.

In consideration for the commitments of White Lion under the White Lion Purchase Agreement, the Company has agreed that it will issue to White Lion shares of Common Stock having a value of $500,000 based on the volume-weighted average price of the common stock prior to the time of issuance, which is expected to occur following the Closing, and to include such shares in the registration statement it will file pursuant to the White Lion RRA.

We claim an exemption from registration for the transactions described above pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was an “accredited investor”. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Date: July 11, 2022

By:	/s/ Howard Doss
Howard Doss
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: July 11, 2022

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/Furnished
No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among Aesther Healthcare Acquisition Corp., AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC in the capacity as the Purchaser Representative, United Stars Holdings, Inc. and United Gear & Assembly, Inc.	8-K	001-40793	2.1	06/02/2022
10.1	Form of Non-Competition Agreement	8-K	001-40793	10.1	06/02/2022
10.2	Form of Lock-Up Agreement	8-K	001-40793	10.2	06/02/2022
10.3	Form of Sponsor Agreement	8-K	001-40793	10.3	06/02/2022
10.4	Common Stock Purchase Agreement, dated as of July 6, 2022, by and between Aesther Healthcare Acquisition Corp. and White Lion Capital LLC	8-K	001-40793	10.1	07/08/2022
10.5	Registration Rights Agreement, dated as of July 6, 2022, by and between Aesther Healthcare Acquisition Corp. and White Lion Capital LLC	8-K	001-40793	10.2	07/08/2022
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

*	Filed herewith.

**	Furnished herewith.

