Form 10-Q
period 2022-09-30
Aesther Healthcare Acquisition Corp.
filed 2022-10-17
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-40793

Aesther Healthcare Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-1309280
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

515 Madison Avenue, Suite 8078
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

There were 10,600,000 Class A and 2,625,000 Class B shares of the registrant’s common stock outstanding on October 14, 2022, and no shares of preferred stock outstanding.

Aesther Healthcare Acquisition Corp.

FORM 10-Q

For the Quarter Ended September 30, 2022

Page
Cautionary Note Regarding Forward-Looking Statements	2

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3

Balance Sheets as of September 30, 2022 and December 31, 2021	3
Statements of Operations for the Three Months and Nine Months Ended September 30, 2022 and for the Period from June 17, 2021 (Inception) through September 30, 2021	4
Statements of Changes in Stockholders’ Deficit for the Nine Months ended September 30, 2022 and for the period from June 17, 2021 (Inception) through September 30, 2021	5
Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from June 17, 2021 (Inception) through September 30, 2021	6
Notes to Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 1A. RISK FACTORS	24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4. MINE SAFETY DISCLOSURES	27

ITEM 5. OTHER INFORMATION	27

ITEM 6. EXHIBITS	28

SIGNATURES	29

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AESTHER HEALTHCARE ACQUISITION CORP.

BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash	$472,105	$1,075,602
Prepaid Expenses	127,502	474,291
Total Current Assets	599,607	1,549,893

Other Assets
Cash and marketable securities held in Trust Account	108,528,979	107,102,449

Total Assets	$109,128,586	$108,652,342

Liabilities and Shareholder’s Deficit
Current Liabilities
Accounts payable	$181,035	$34,444
Accrued expenses	860,133	212,000
Notes payable related party	1,050,000	-
Total current liabilities	2,091,168	246,444

Deferred Underwriting Commissions	3,150,000	3,150,000
Total Liabilities	5,241,168	3,396,444

Commitments and Contingencies
Class A common Stock subject to possible redemption, 10,500,000 shares (at redemption value of approximately $10.34 and $10.20 per share) at September 30, 2022 and December 31, 2021, respectively	108,528,979	107,100,000

Shareholder’s Deficit
Preferred Stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 100,000 issued and outstanding (excluding 10,500,000 subject to redemption) as of September 30, 2022 and December 31, 2021	10	10
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,625,000 issued and outstanding as of September 30, 2022 and December 31, 2021	263	263
Additional paid-in-capital	(2,330,265)	(1,280,265)
Accumulated deficit	(2,311,569)	(564,110)
Total Shareholders’ Deficit	(4,641,561)	(1,844,102)

Total Liabilities and Shareholders’ Deficit	$109,128,586	$108,652,342

The accompanying notes are an integral part of these unaudited financial statements.

AESTHER HEALTHCARE ACQUISITION CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ending September 30, 2022	For the Three Months Ending September 30, 2021	For the Nine Months Ending September 30, 2022	For the Period From June 17, 2021 (Inception) Through September 30, 2021

Formation and operating costs	$(1,369,604)	$(42,718)	$(1,867,461)	$(42,800)
Total operating Loss	(1,369,604)	(42,718)	(1,867,461)	(42,800)

Other Income
Interest income from Trust Account	351,771	173	498,981	173
Net loss	$(1,017,833)	$(42,545)	$(1,368,480)	$(42,627)

Basic and diluted weighted shares outstanding, Class A common stock	10,600,000	-	10,600,000	-
Class A common stock - basic and diluted net loss per share	$(0.10)	$-	$(0.13)	$-
Basic and diluted weighted average shares outstanding, Class B common stock	2,625,000	2,639,130	2,625,000	2,637,381
Basic and diluted net loss per non-redeemable share	$(0.39)	$(0.02)	$(0.52)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

AESTHER HEALTHCARE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM JUNE 17, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	100,000	$10	2,625,000	$263	$(1,280,265)	$(564,110)	$(1,844,102)

Net loss	-	-	-	-	-	(165,713)	(165,713)
Balance as of March 31, 2022	100,000	$10	2,625,000	$263	$(1,280,265)	$(729,823)	$(2,009,815)

Net loss	-	-	-	-	-	(184,934)	(184,934)
Balance as of June 30, 2022	100,000	$10	2,625,000	$263	$(1,280,265)	$(914,757)	$(2,194,749)

Extension Funds attributable to common stock subject to redemption under ASC 480-10-S99 against additional paid-in-capital (“APIC”)	-	-	-	-	(1,050,000)	-	(1,050,000)
Subsequent measurement of Class A common stock subject to redemption	-	-	-	-	-	(378,979)	(378,979)

Net loss	-	-	-	-	-	(1,017,833)	(1,017,833)
Balance as of September 30, 2022	100,000	$10	2,625,000	$263	$(2,330,265)	$(2,311,569)	$(4,641,561)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 17, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(82)	(82)
Balance as of June 30, 2021	-	-	2,875,000	288	24,712	(82)	24,918
Sale of Units through initial public offering	10,500,000	1,050	-	-	104,998,950	-	105,000,000
Issuance of representative shares	100,000	10	-	-	(10)	-	-
Issuance of Private Placement Warrants	-	-	-	-	5,411,000	-	5,411,000
Transaction and Underwriting costs	-	-	-	-	(6,715,992)	-	(6,715,992)
Class A common stock subject to possible redemption	(10,500,000)	(1,050)	-	-	(104,998,950)	-	(105,000,000)
Net loss	-	-	-	-	-	(42,545)	(42,545)
Balance as of September 30, 2021	100,000	$10	2,875,000	$288	$(1,280,290)	$(42,627)	$(1,322,619)

The accompanying notes are an integral part of these unaudited financial statements.

AESTHER HEALTHCARE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM JUNE 17, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	For the Nine Months Ending September 30, 2022	For the Period From June 17, 2021 (Inception) Through September 30, 2021

Operating Activities:
Net Loss	$(1,368,480)	$(42,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(498,981)	(173)
Changes in current assets and liabilities:
Prepaid Expenses	346,789	(670,884)
Deferred acquisition costs	-	(3,986)
Accounts Payable	146,591	4,865
Accrued Expenses	770,584	5,000
Net Cash used in operating activities	(603,497)	(707,805)

Investing activities:
Investment of cash in trust account	(1,050,000)	(107,100,000)
Net Cash used in investing activities	(1,050,000)	(107,100,000)

Financing Activities:
Proceeds from initial public offering , net of underwriting discount	-	103,687,963
Proceeds from private placement warrants	-	5,411,000
Proceeds from Founder Shares	-	25,000
Proceeds from issuance of promissory note to related party	1,050,000	190,101
Payment of deferred offering costs	-	(153,955)
Payment of promissory note to related party	-	(190,101)
Net Cash Provided/Used by financing activities	1,050,000	108,970,008

Net change in cash	(603,497)	1,162,203
Cash, beginning of period	1,075,602	-
Cash, end of period	$472,105	$1,162,203

Supplemental Disclosure of cash flow information
Deferred underwriting commissions payable charged to additional paid-in-capital	$-	$3,150,000
Initial Value of Class A common stock subject to possible redemption	$-	$105,000,000
Extension Funds attributable to common stock subject to redemption under ASC 480-10-S99 against APIC	$1,050,000	$-
Subsequent measurement of common stock subject to redemption	$378,979	$-

The accompanying notes are an integral part of these unaudited financial statements.

AESTHER HEALTHCARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1— Organization and Business Operations

Aesther Healthcare Acquisition Corp. (the “Company” or “AHAC”) is a blank check company formed in June 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Termination of a Material Definitive Agreement United Gear & Assembly

As previously disclosed, on May 26, 2022, AHAC entered into an Agreement and Plan of Merger (the “United Merger Agreement”) with AHAC Merger Sub Inc., a Delaware corporation and a then newly formed wholly-owned subsidiary of AHAC (“Merger Sub”), Aesther Healthcare Sponsor, LLC, a Delaware limited liability company, which is controlled by Suren Ajjarapu, AHAC’s Chief Executive Officer and the Chairman of the Board of Directors, and a United States citizen (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Merger for the stockholders of AHAC (other than the United Stockholder (as defined below) (the “Purchaser Representative”), United Gear & Assembly, Inc., a Delaware corporation (“United Gear”), and United Stars Holdings, Inc., a Delaware corporation and the sole stockholder of United Gear (the “United Stockholder”). In connection with the transactions contemplated by the United Merger Agreement, AHAC also entered into a common stock purchase agreement with White Lion Capital, LLC on July 6, 2022 (the “Common Stock Purchase Agreement”).

On July 18, 2022, pursuant to Section 8.1(a) of the United Merger Agreement, AHAC, United Gear, Merger Sub, Purchaser Representative and United Stockholder entered into a letter agreement (the “Termination Agreement”) pursuant to which the United Merger Agreement was terminated by the mutual agreement of the parties thereto.

As a result of the termination of the United Merger Agreement, the United Merger Agreement is no longer in force and effect, and certain Ancillary Documents (as defined in the United Merger Agreement) entered into in connection with the United Merger Agreement, including but not limited to, a Non-Competition Agreement and Lock-Up Agreement (as such agreements are defined in the United Merger Agreement) were automatically terminated in accordance with their terms and/or are of no further force and effect. In addition, in accordance with the terms thereof, the Common Stock Purchase Agreement also terminated upon the termination of the United Merger Agreement.

Proposed Ocean Biomedical, Inc. Business Combination

On August 31, 2022, AHAC entered into an Agreement and Plan of Merger by and among AHAC, Merger Sub, Aesther Healthcare Sponsor, LLC, Aesther’s sponsor (the “Sponsor”), in its capacity as purchaser representative, Ocean Biomedical, Inc., a Delaware corporation (“Ocean Biomedical”), and Dr. Chirinjeev Kathuria, in his capacity as seller representative (as may be amended and/or restated from time to time, the “Merger Agreement”), pursuant to which, among other things, the parties will effect the merger of Merger Sub with and into Ocean Biomedical, with Ocean Biomedical continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of Ocean Biomedical shall be exchanged for shares of Class A common stock, par value $0.0001 per share, of AHAC (the “Share Exchange”) subject to the conditions set forth in the Merger Agreement, with Ocean Biomedical surviving the Share Exchange as a wholly-owned subsidiary of Aesther (the Share Exchange and the other transactions contemplated by the Merger Agreement, together, the “Transaction”).

Merger Consideration

As consideration for the Merger, the holders of Ocean Biomedical’s securities collectively shall be entitled to receive from AHAC, in the aggregate, a number of shares of AHAC Class A common stock with an aggregate value equal to (the “Merger Consideration”) (a) $240,000,000 minus (b) the amount, if any, by which the net working capital is less than negative $500,000, plus (c) the amount, if any, by which the net working capital exceeds $500,000 (but not less than zero), minus (d) the amount, if any, by which the closing net debt exceeds $1,500,000, minus (e) the amount, if any, by which the company transaction expenses exceed $6,000,000. In addition, holders of Ocean Biomedical’s securities shall also be entitled to receive from AHAC, in the aggregate, an additional 19,000,000 shares of AHAC Class A common stock in the event that the volume weighted average price (VWAP) of AHAC’s Class A common stock, collectively, exceeds (a) $15.00 per share for 20 out of any 30 consecutive trading days beginning on the Closing date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Ocean Biomedical securities shall be entitled to receive an additional 5,000,000 shares of AHAC Class A common stock, (b) $17.50 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Ocean Biomedical securities shall be entitled to receive an additional 7,000,000 shares of AHAC Class A common stock and (c) $20.00 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Ocean Biomedical securities shall be entitled to receive an additional 7,000,000 shares of AHAC Class A common stock. In addition, for each Earnout Share Payment, AHAC will also issue to Sponsor an additional 1,000,000 shares of AHAC Class A common stock.

Backstop Agreement and Equity Line of Credit

Simultaneously with the execution of the Merger Agreement, AHAC and Ocean Biomedical entered into an OTC Equity Prepaid Forward Transaction (the “Backstop Agreement”) with Vellar Opportunity Fund SPV LLC – Series 3 (“Vellar”). Pursuant to the Backstop Agreement, Vellar has agreed to support the Transaction by purchasing shares of AHAC Class A common stock in the open market for up to $40,000,000, including from other AHAC stockholders that elected to redeem and subsequently revoked their prior elections to redeem their shares, following the expiration of the Company’s redemption offer. AHAC has agreed to purchase those shares from Vellar on a forward basis. The purchase price payable by the Company will include a prepayment in the amount of the redemption price per share. The Backstop Agreement matures on the earlier to occur of (a) 3 years after the closing of the Merger Agreement or (b) the date specified by Vellar in a written notice delivered at Vellar’s discretion if the VWAP of AHAC’s shares during 20 out of 30 consecutive trading days is less than $3 per share. At maturity, any remaining shares subject to the forward transaction will be finally purchased by AHAC at maturity for an additional $2.50 per share. During the term of the Backstop Agreement, Vellar may elect to sell some or all of the shares subject to the forward transaction after which those shares will no longer be subject to the Backstop Agreement, and in such event Vellar will repay the Company with a portion of the sale proceeds. If the Backstop Agreement is terminated after the Merger fails to close, except due to regulatory items or a material breach by Vellar, AHAC will be obligated to pay a break-up fee equal to $1 million and certain fees and expenses.

Additionally, the Merger Agreement allows (but does not require) AHAC to seek and consummate subscription agreements with investors totaling in the range of $50,000,000 to $75,000,000 in connection with a private placement of AHAC’s Class A common stock on terms mutually agreeable to AHAC and Ocean Biomedical acting reasonably.

Organization and Business Operations

As of September 30, 2022, the Company had not commenced any material operations. All activity for the period from June 17, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), activities to identify a target business and the negotiation and drafting of the Merger Agreements discussed above. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $4,615,992, consisting of $1,050,000 of underwriting fees, $3,150,000 of deferred underwriting fees and $415,992 of other offering costs. In addition, at September 30, 2022, cash of $472,107 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on September 17, 2021, an amount of $107,100,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below. On September 15, 2022, the Company deposited $1,050,000 into the Trust Account and extended the period of time to consummate an initial Business Combination (the “Business Combination Period”) by three months from September 16, 2022 to December 16, 2022. The $1,050,000 deposited into the Trust Account for the first of two three-month extensions was funded by proceeds from the loan provided by the Sponsor to the Company on September 15, 2022 (See Note 5 – Related Party Transactions).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined above) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per share which increased to $10.30 per share in connection with the Sponsor Extension Loan (see Note 5 – Related Party Transactions), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A common stock are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company’s Sponsor, officers, directors, and advisors have agreed (a) to vote their Founder Shares (as defined in Note 5 – Related Party Transactions) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination; (b) not to propose an amendment to the Company’s Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) into cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company is unable to conduct redemptions pursuant to the proxy solicitation rules) or a vote to amend the provisions of the Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor and our officers, directors and advisors will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering or September 17, 2022, subject to the right to extend the period of time to consummate the Business Combination two times, by an additional three months each time (for a total of up to 18 months), of which one three month extension has already been exercised, extending the date the Company is required to complete the initial Business Combination from September 16, 2022 to December 16, 2022 (see Note 5 – Related Party)(the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the price per Unit $10.30.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.30 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As indicated in the accompanying financial statements, at September 30, 2022, we had $472,105 of cash and a working capital deficit of $1,491,561.

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

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties as described in Note 5 – Related Party Transactions. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or December 16, 2022, the current deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by shareholders).

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

Risks and Uncertainties

Management is currently continuing to evaluate the impact of the COVID-19 pandemic, rising interest rates and increased inflation, and has concluded that while it is reasonably possible that the virus, interest rates and/or inflation could have a negative effect on the Company’s financial position, results of its operations and/or completion of the pending Merger, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk

Financial installments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash Held in Trust Account

As of September 30, 2022, the Company had $108,528,879 in cash equivalents held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

All of the 10,500,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Accordingly, as of September 30, 2022, 10,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net Loss Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Common Stock.” Net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. An aggregate of 10,500,000 shares of Class A common stock subject to possible redemption at September 30, 2022 have been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including warrants sold in connection with the partial sale of units in connection with the over-allotment option) and Private Placement to purchase an aggregate of 5,411,000 shares of the Company’s common stock in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the nine months ended September 30, 2022.

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

Promissory Notes — Related Party

On June 30, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. These loans were repaid upon the closing of the Initial Public Offering out of the $2,001,000 of offering proceeds that had been allocated to the payment of offering expenses. In 2021, the Company had borrowed $190,101 under the promissory note and the amount was paid in full at December 31, 2021. There is no balance owed in connection with this loan at September 30, 2022.

On September 15, 2022, the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and other parties (the “Lender”), pursuant to which the Lender loaned $1,050,000 to the Sponsor and the Sponsor loaned $1,050,000 to us (the “Sponsor Extension Loan”). Amounts loaned from the Lender to the Sponsor accrue interest at 8% per annum and amounts loaned from the Sponsor to us do not accrue interest. We are only required to repay the Sponsor Extension Loan upon completion of our initial Business Combination. The total amounts advanced by Lender to the Sponsor in connection with the $1,050,000 loan (the “Funded Amounts”) are required to be repaid, together with all accrued and unpaid interest thereon, within five days of the closing of our initial Business Combination, at the option of the Lender, in either (a) cash; or (b) shares of Class A common stock held by the Sponsor which are deemed to have a value of $10 per share for such repayment right. As additional consideration for the Lender making the Loan available to Sponsor, Sponsor agreed to transfer between 1 and 2.5 Shares of Class B common stock to Lender for each $10 multiple of the Funded Amounts, which included the registration rights previously provided by the Company to the Sponsor. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

Related Party Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. At September 30, 2022, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay Aesther Healthcare Sponsor, LLC, our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The administrative support agreement began on September 14, 2021 and continues monthly until (i) the completion of the Company’s initial Business Combination or (ii) liquidation of the Company. For the nine months ended September 30, 2022, $90,000 had been paid to our Sponsor.

Amount Due to for Redemption Deposit in Trust Account

The Company committed $2,100,000 of the private placement proceeds to the Trust Account so that the $10.20 redemption price would be funded. Separately, as a result of the Sponsor Extension Loan (see Note 5 – Related Party Transactions), the total amount funded into the Trust Account by the Company increased to $10.30 per share.

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

Business Combination Legal Services and Other Agreements

The Company has entered into an agreement with its legal counsel, Ellenoff, Grossman & Schole, LLP (“EGS”), whereby the Company is required to pay an initial retainer of $35,000 to EGS for services related to the initial Business Combination with United Gear & Assembly (i.e., the United Merger Agreement) and a percentage of monthly legal fees. The balance of any additional legal fees incurred related to the initial Business Combination will be due at the closing of the Merger Agreement. For the nine months ended September 30, 2022, the Company had paid a total of $122,625, $37,914 is accounts payable and $415,787 is in accrued expense.

The Company has entered into an agreement with its legal counsel, Nelson Mullins Riley & Scarborough, LLP (“Nelson”), whereby the Company is required to pay a percentage of monthly legal fees related to the initial Business Combination with Ocean Biomedical, Inc. (i.e., the Merger Agreement) and a percentage of monthly legal fees. The balance of any additional legal fees incurred related to the initial Business Combination will be due at the closing of the Merger Agreement. For the nine months ended September 30, 2022, the Company had paid a total of $0, $81,048 is accounts payable and $243,144 is in accrued expense.

The Company engaged The Mentor Group, Inc. to provide valuation counsel to the Board of Directors on the business combinations with United Gear & Assembly, Inc. and Ocean Biomedical, Inc. The Mentor Group issued a fairness opinion on both transactions opining that the transactions were fair to the shareholders of the Company from a financial point of view. For the nine months ended September 30, 2022, $145,160 was paid.

The Company has engaged two Investor Relations firms. One for a monthly expense of $10,000 for six months and a $40,000 payment upon completion of the business combination. Term of the agreement is six months. The second is a $8,000 monthly expense until the completion of the business combination which then increases to $12,000. The engagement is for twelve months with a six-month anniversary written notification termination clause. Both engagements suspended services at July 1, 2022 after the termination of the United Merger Agreement. At September 30, 2022, neither had been re-engaged.

Note 7— Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,250,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022, there were 10,600,000 shares of Class A common stock issued or outstanding. The underwriter was issued 100,000 shares of common stock which are referenced as the “representative’s shares” as underwriting compensation in connection with the Initial Public Offering.

An aggregate of 10,500,000 shares of Class A common stock were issued as part of the units offering and are subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each common stock. At September 30, 2022, there were 2,625,000 shares of Class B common stock issued and outstanding.

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

Note 8 — Subsequent Events

On October 4, 2022, the Company and Ocean Biomedical entered into a Forward Share Purchase Agreement (the “Meteora Backstop Agreement”) with Meteora Special Opportunity Fund I, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Capital Partners, LP (collectively, “Meteora”), and is incorporated herein by reference. Pursuant to the Meteora Backstop Agreement, Meteora has agreed to purchase up to 4,000,000 shares of AHAC Class A common stock in the open market at prices no higher than the redemption price, including from other AHAC stockholders that elected to redeem and subsequently revoked their prior elections to redeem their shares, following the expiration of AHAC’s redemption offer. AHAC has agreed to purchase those shares from Meteora on a forward basis. The purchase price payable by AHAC will be escrowed in the amount of the redemption price per share. The Meteora Backstop Agreement matures 3 years after the closing of the Merger. The maturity date may be accelerated by Meteora if (i) the shares of Class A common stock are delisted from a qualified exchange, (ii) the Meteora Backstop Agreement is terminated for any reason after the closing of the Transaction, or (iii) the volume weighted average price of the shares during 20 out of 30 consecutive trading days is less than $3 per share. At maturity, any remaining shares subject to the forward transaction will be finally purchased by AHAC at maturity for an additional $2.50 per share. During the term of the forward transaction, Meteora may elect to sell some or all of the shares subject to the forward transaction to third parties, after which those shares will no longer be subject to the forward transaction, and in such event Meteora will repay AHAC with a portion of the sale proceeds. If the forward transaction is terminated, except due to a material breach by Meteora, AHAC will be obligated to pay the counterparty a break-up fee equal to $1 million and certain fees and expenses.

Meteora has agreed not to vote any shares subject to the forward transaction in favor of approving the Transaction and has waived its redemption rights with respect to such shares in connection with the Merger.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheet and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results for the nine months ended September 30, 2022.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We are a blank check company incorporated in June 2021 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. As described in greater detail in Note 1 – Organization and Business Operations to the notes to the unaudited financial statements included herein under Part I, Item 1 (the “Footnotes”), on August 31, 2022, we entered into a Merger Agreement which contemplates us acquiring Ocean Biomedical, Inc.

Notwithstanding our current pending Merger Agreement, in the event that such Merger Agreement is not consummated for any reason in the future, we may pursue an initial business combination opportunity in any business, industry, sector or geographical location.

Liquidity and Capital Resources

At September 30, 2022, we had cash of $472,105 and a working capital deficit of $1,491,561.

The Company’s liquidity needs up to September 30, 2022 were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (see Note 5 – Related Party Transactions to the Footnotes), a loan of $190,101 under an unsecured and noninterest bearing promissory note obtained from our Sponsor, which was repaid following our Initial Public Offering (see Note 5 – Related Party Transactions to the Footnotes), and from the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the trust account (“Trust Account”) located in the United States at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

As of September 30, 2022, the Company had cash equivalents in the Trust Account of $108,528,979. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination (i.e., the Merger Agreement). On September 22, 2022 $122,450 was distributed for payment of Franchise Tax to the State of Delaware, per the trust agreement.

Until the consummation of a Business Combination (which we currently anticipate will be the Merger Agreement), we have used, and will be using, the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs (“Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loan. Separately, the Company received $1,050,000 from the Sponsor Extension Loan (see Note 5 – Related Party Transactions), which the Company deposited into the Trust Account to extend the Business Combination Period from September 16, 2022 to December 16, 2022. The loan does not accrue interest and will either be repaid upon the closing of the initial Business Combination, or forgiven if the initial Business Combination does not close.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Merger Agreement (or if the Merger Agreement is terminated, another Business Combination), or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, for consummating the Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the initial Business Combination (i.e., the Merger), or further extend the date that the initial Business Combination is required to be completed by, for an additional three months from December 16, 2022 to March 16, 2023, which will require that we borrow an additional $1,050,000 from the Sponsor or its affiliates, which amounts will not accrue interest, will be payable upon completion of the initial Business Combination, or forgiven if the initial Business Combination is not completed, or to redeem a significant number of our public shares upon completion of the initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such initial Business Combination.

We cannot provide any assurance that such new financing will be available to us on commercially acceptable terms, if at all.

Pursuant to the Company’s certificate of incorporation, as amended, if the Company anticipates that it will not be able to consummate a Business Combination (e.g., the currently pending Merger) within 12 months from the closing date of the Initial Public Offering, the Company can, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account. On September 15, 2022, the Company deposited $1,050,000 into the Trust Account and extended the period of time to consummate an initial Business Combination by three months from September 16, 2022 to December 16, 2022. The $1,050,000 deposited into the Trust Account for the first of two three-month extensions was funded by proceeds from the loan provided by the Sponsor to the Company on September 15, 2022 (See Note 5 – Related Party Transactions). In order to further extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for the second three-month extension, $1,050,000 ($0.10 per share) on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes an initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to it. If the Company does not complete a Business Combination, we will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. In the event that the Company receives notice from the Sponsor five days prior to the applicable deadline of its wish for the Company to effect a further extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 15 months to 18 months described above or redeem their shares in connection with such extension.

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

For the nine months ended September 30, 2022, we had a net operating loss of $1,867,461 which was from formation, offering and operating costs and was offset by $498,981 in interest income. Total net loss was $1,368,480.

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

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1.02 Termination of a Material Definitive Agreement.

On July 18, 2022, pursuant to Section 8.1(a) of the United Merger Agreement, AHAC, United Gear, Merger Sub, Purchaser Representative and United Stockholder entered into a letter agreement pursuant to which the United Merger Agreement was terminated by the mutual agreement of the parties thereto.

As a result of the Termination Agreement, the Initial White Lion Purchase Agreement (defined below) and the White Lion RRA (defined below) terminated automatically on July 18, 2022.

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

Risks Relating to our Proposed Business Combination

There will be risks associated with the proposed Merger with Ocean Biomedical, Inc.

There will be risks associated with the proposed Merger with Ocean Biomedical, Inc., which we will discuss more fully in the Definitive Proxy Statement on Schedule 14A that we expect to file in connection with effectuating our Merger with Ocean Biomedical, Inc. and mail to stockholders. Any of these risks could result in a material adverse effect on our results of operations, financial condition, business or prospects.

Risks Relating to the OTC Equity Prepaid Forward Transaction and Forward Share Purchase Agreement

Following the initial Business Combination, we may be required to purchase up to $40,000,000 of shares of common stock and 4,000,000 shares of common stock pursuant to forward share purchase agreements, thereby reducing cash available to us for other purposes and may have to pay certain break fees if the Merger is terminated.

We have entered into an OTC Equity Prepaid Forward Transaction (Backstock Agreement) and Meteora Backstock Agreement (the “Backstock Agreements”), with each of Vellar and Meteora. Pursuant to the Backstop Agreement, Vellar has agreed to support the Merger by purchasing shares of AHAC Class A common stock in the open market for up to $40,000,000, including from other AHAC stockholders that elected to redeem and subsequently revoked their prior elections to redeem their shares, following the expiration of the Company’s redemption offer. AHAC has agreed to purchase those shares from Vellar on a forward basis. The purchase price payable by the Company will include a prepayment in the amount of the redemption price per share. The Backstop Agreement matures on the earlier to occur of (a) 3 years after the closing of the Merger Agreement or (b) the date specified by Vellar in a written notice delivered at Vellar’s discretion if the VWAP of AHAC’s shares during 20 out of 30 consecutive trading days is less than $3 per share. At maturity, any remaining shares subject to the forward transaction will be finally purchased by AHAC at maturity for an additional $2.50 per share. During the term of the Backstop Agreement, Vellar may elect to sell some or all of the shares subject to the forward transaction after which those shares will no longer be subject to the Backstop Agreement, and in such event Vellar will repay the Company with a portion of the sale proceeds. Pursuant to the Meteora Backstop Agreement, Meteora has agreed to purchase up to 4,000,000 shares of AHAC Class A common stock in the open market at prices no higher than the redemption price, including from other AHAC stockholders that elected to redeem and subsequently revoked their prior elections to redeem their shares, following the expiration of AHAC’s redemption offer. AHAC has agreed to purchase those shares from Meteora on a forward basis. The purchase price payable by AHAC will be escrowed in the amount of the redemption price per share. The Meteora Backstop Agreement matures 3 years after the closing of the Merger. The maturity date may be accelerated by Meteora if (i) the shares of Class A common stock are delisted from a qualified exchange, (ii) the Meteora Backstop Agreement is terminated for any reason after the closing of the Transaction, or (iii) the volume weighted average price of the shares during 20 out of 30 consecutive trading days is less than $3 per share. At maturity, any remaining shares subject to the forward transaction will be finally purchased by AHAC at maturity for an additional $2.50 per share. During the term of the forward transaction, Meteora may elect to sell some or all of the shares subject to the forward transaction to third parties, after which those shares will no longer be subject to the forward transaction, and in such event Meteora will repay AHAC with a portion of the sale proceeds.

Amounts required to be paid to Vellar and Meteora pursuant to the Backstop Agreements will reduce the cash available to us for other purposes following the closing of the Merger.

Separately, if the Backstop Agreement is terminated after the Merger fails to close, except due to regulatory items or a material breach by Vellar, AHAC will be obligated to pay a break-up fee equal to $1 million and certain fees and expenses. If the forward transaction is terminated, except due to a material breach by Meteora, AHAC will be obligated to pay the counterparty a break-up fee equal to $1 million and certain fees and expenses. The payment of such amounts may have a material adverse effect on our operations and/or our ability to locate an alternative Business Combination.

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

Depending on the number of shares we issue pursuant to the White Lion Purchase Agreement, it could have a significant dilutive effect upon our existing stockholders. Although the number of shares that we may issue pursuant to the White Lion Purchase Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue), there may be a potential dilutive effect to our stockholders, based on different potential future stock prices, if the full amount of the White Lion Purchase Agreement is realized. Dilution is based upon common stock sold White Lion and the stock price discounted to White Lion’s purchase price of 93% of the volume weighted average trading price (“VWAP”) during the pricing period, subject to a threshold of 90% of the opening price of the Company’s common stock on the date a notice is provided to White Lion. The number of shares sold pursuant to any such notice may not exceed (i) $2,000,000, divided by the closing price of common stock on Nasdaq preceding the notice date and (ii) a number of shares of common stock equal to the average daily trading volume multiplied by 67%.

White Lion will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Our common stock to be issued under the White Lion Purchase Agreement will be purchased at a seven percent (7%) discount, or ninety-three percent (95%) of the lowest daily VWAP of the common stock during the two-trading day period prior to the Closing Date. However, if during such two-trading day period the trading price of the common stock falls below a price (the “Threshold Price”) equal to 90.0% of the opening trading price of the common stock on Nasdaq on the notice date, then the number of shares to be purchased by White Lion pursuant to such notice will be reduced proportionately based on the portion of the two-trading day period that has elapsed, and the purchase price will equal 95.0% of the Threshold Price. White Lion has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If White Lion sells the shares, the price of our common stock could decrease. If our stock price decreases, White Lion may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

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

Our ability to draw down funds and sell shares under the White Lion Purchase Agreement with White Lion requires that a registration statement be filed and declared effective and continue to be effective to register the shares of common stock issuable pursuant to such White Lion Purchase Agreement and our ability to sell shares issuable under the investment with White Lion is subject to our ability to prepare and file one or more registration statements registering the resale of these shares. These registration statements may be subject to review and comment by the staff of the SEC and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured. The effectiveness of these registration statements is a condition precedent to our ability to sell the shares of our common stock to White Lion under the White Lion Purchase Agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the White Lion Purchase Agreement to be declared effective by the SEC in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For example, we might have to increase the number of our authorized shares in order to issue the shares to White Lion. Increasing the number of our authorized shares will require board and stockholder approval. Accordingly, because our ability to sell any common stock under the White Lion Purchase Agreement is subject to a number of conditions, there is no guarantee that we will be able to sell any common stock equal to a portion or all of the proceeds of $75,000,000 under the White Lion Purchase Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales

On September 7, 2022, the Company entered into a common stock purchase agreement (the “White Lion Purchase Agreement”) and related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $75,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share (the “Pre-Merger Common Stock”), or, following the Closing of the Merger, newly issued shares of the Company’s common stock, par value $0.0001 per share (together with the Pre-Merger Common Stock, the “Common Stock”), subject to certain limitations and conditions set forth in the White Lion Purchase Agreement.

In consideration for the commitments of White Lion under the White Lion Purchase Agreement, the Company has agreed that it will issue to White Lion shares of Common Stock having a value of $750,000 based on the volume-weighted average price of the common stock prior to the time of issuance, which is expected to occur following the Closing, and to include such shares in the registration statement it will file pursuant to the White Lion RRA.

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

Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and expenses associated with the Initial Public Offering and sale of Over-Allotment Units, $107,100,000 of the net proceeds from our Initial Public Offering, proceeds from the sale of Over-Allotment Units and certain of the proceeds from the Private Placement (totaling or $10.20 per Unit sold in the Initial Public Offering, including the Over-Allotment Units) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants, and the proceeds from the Sponsor Extension Loan (see Note 5 – Related Party Transactions) are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The following information was required to be disclosed in a Current Report on Form 8-K during the period covered by this Quarterly Report on Form 10-Q and/or since, but was not timely reported by the Company. Instead of filing such information on a separate Current Report on Form 8-K, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q under Items 1.01, 2.03 and 3.02 of Form 8-K, below:

Item 1.01 Entry into a Material Definitive Agreement.

On and effective on September 2, 2022, we entered into a First Amendment to Insider Letter with the Sponsor, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”) and each officer and director of the Company (the “First Amendment to Insider Letter”). Pursuant to the First Amendment to Insider Letter, the Company and EF Hutton agreed to waive the restriction on the transfer of the shares of Class A common stock held by the Sponsor, which restricts the Sponsor from transferring any Class A common stock shares until 12 months from the closing of the initial Business Combination to allow for the transfer of shares to the Lender as contemplated below in connection with the Loan and Transfer Agreement, provided that all such transferred shares are to remain subject to the terms of the Insider Letter, including the lockup set forth therein. As of the date of this filing, the Sponsor has not transferred any shares of Class A common stock to the Lender.

On September 15, 2022, the Company entered into a Loan and Transfer Agreement between the Company, the Sponsor, and other parties (the “Lender”), pursuant to which the Lender loaned $1,050,000 to the Sponsor and the Sponsor loaned $1,050,000 to us (the “Sponsor Extension Loan”). Amounts loaned from the Lender to the Sponsor accrue interest at 7% per annum and amounts loaned from the Sponsor to us do not accrue interest. We are only required to repay the Sponsor Extension Loan upon completion of our initial Business Combination. The total amounts advanced by Lender to the Sponsor in connection with the $1,050,000 loan (the “Funded Amounts”) are required to be repaid, together with all accrued and unpaid interest thereon, within five days of the closing of our initial Business Combination, at the option of the Lender, in either (a) cash; or (b) shares of Class A common stock held by the Sponsor which are deemed to have a value of $10 per share for such repayment right. As additional consideration for the Lender making the Loan available to Sponsor, Sponsor agreed to transfer between 1 and 2.5 Shares of Class B common stock to Lender for each $10 multiple of the Funded Amounts, which included the registration rights previously provided by the Company to the Sponsor. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination.

On September 15, 2022, the Company deposited $1,050,000 into the Trust Account and extended the period of time to consummate an initial Business Combination (the “Business Combination Period”) by three months from September 16, 2022 to December 16, 2022. The $1,050,000 deposited into the Trust Account for the first of two three-month extensions was funded by proceeds from the Sponsor Extension Loan.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The discussion in Item 1.01 above of the Sponsor Extension Loan is incorporated by reference into this Item 2.03 in its entirety.

Item 3.02 Unregistered Sales of Equity Securities.

On July 6, 2022, the Company entered into a common stock purchase agreement (the “Initial White Lion Purchase Agreement”) and related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the Initial White Lion Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $50,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share (the “Pre-Merger Common Stock”), or, following the Closing of the Merger, newly issued shares of the Company’s common stock, par value $0.0001 per share (together with the Pre-Merger Common Stock, the “Common Stock”), subject to certain limitations and conditions set forth in the Initial White Lion Purchase Agreement.

In consideration for the commitments of White Lion under the Initial White Lion Purchase Agreement, the Company has agreed that it will issue to White Lion shares of Common Stock having a value of $500,000 based on the volume-weighted average price of the common stock prior to the time of issuance, which is expected to occur following the Closing, and to include such shares in the registration statement it will file pursuant to the White Lion RRA.

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

On September 7, 2022, the Company entered into a common stock purchase agreement (the “White Lion Purchase Agreement”) and related registration rights agreement (the “White Lion RRA”) with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $75,000,000 in aggregate gross purchase price of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share (the “Pre-Merger Common Stock”), or, following the Closing of the Merger, newly issued shares of the Company’s common stock, par value $0.0001 per share (together with the Pre-Merger Common Stock, the “Common Stock”), subject to certain limitations and conditions set forth in the White Lion Purchase Agreement.

In consideration for the commitments of White Lion under the White Lion Purchase Agreement, the Company has agreed that it will issue to White Lion shares of Common Stock having a value of $750,000 based on the volume-weighted average price of the common stock prior to the time of issuance, which is expected to occur following the closing of the Merger, and to include such shares in the registration statement it will file pursuant to the White Lion RRA.

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

Date: October 17, 2022

By:	/s/ Howard Doss
Howard Doss
Chief Financial Officer
(Principal Accounting/Financial Officer)

Date: October 17, 2022

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/Furnished
No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1†	Agreement and Plan of Merger, by and among Aesther Healthcare Acquisition Corp., AHAC Merger Sub Inc., Aesther Heatlhcare Sponsor, LLC, Dr. Chirinjeev Kathueria and Ocean Biomedical, Inc., Agreement, dated August 31, 2022	8-K	001-40793	2.1	9/7/2022
10.1	Common Stock Purchase Agreement, dated as of July 6, 2022, by and between Aesther Healthcare Acquisition Corp. and White Lion Capital LLC.	8-K	001-40793	10.1	7/8/2022
10.2	Registration Rights Agreement, dated as of July 6, 2022, by and between Aesther Healthcare Acquisition Corp. and White Lion Capital LLC.	8-K	001-40793	10.2	7/8/2022
10.3	Letter Agreement, dated as of July 18, 2022, by and among Aesther Healthcare Acquisition Corp., AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC in the capacity as the Purchaser Representative, United Stars Holdings, Inc. and United Gear & Assembly, Inc.	8-K	001-40793	10.1	7/19/2022
10.4	First Amendment to Insider Letter effective September 2, 2022, between Aesther Healthcare Acquisition Corp., Aesther Healthcare Sponsor, LLC, EF Hutton, division of Benchmark Investments, LLC and each officer and director of the Company					X
10.5	OTC Equity Prepaid Forward Transaction (Backstop Agreement), dated August 31, 2022	8-K	001-40793	10.1	9/7/2022
10.6	Common Stock Purchase Agreement, dated as of September 7, 2022, by and between Aesther Healthcare Acquisition Corp. and White Lion Capital LLC.	8-K	001-40793	10.1	9/9/2022
10.7	Registration Rights Agreement, dated as of September 7, 2022, by and between Aesther Healthcare Acquisition Corp. and White Lion Capital LLC.	8-K	001-40793	10.2	9/9/2022
10.8	Form of Loan and Transfer Agreement dated September 15, 2022, between the lenders party thereto, Aesther Healthcare Sponsor, LLC and Aesther Healthcare Acquisition Corp.					X
10.9	Forward Share Purchase Agreement (Meteora Backstop Agreement), dated October 4, 2022	8-K	001-40793	10.1	10/05/2022
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

