Form 10-Q
period 2023-03-31
Ocean Biomedical, Inc.
filed 2023-05-24
CIK 1869974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

(401) 444-7375

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	OCEA	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share of common stock at an exercise price of $11.50	OCEAW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 34,012,724 shares of the registrant’s common stock outstanding as of May 19, 2023.

OCEAN BIOMEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$306	$34
Deferred offering costs	—	1,808
Total current assets	306	1,842
Non-current assets
Backstop Forward Purchase Agreement asset	24,672	—
Total assets	$24,978	$1,842
Liabilities and stockholders’ equity/(deficit)
Current liabilities
Accounts payable and accrued expenses	$15,438	$11,440
Accrued expenses-related party	927	445
Short term loan-related party	500	—
Short term loans, net of issuance costs	6,569	776
Total current liabilities	23,434	12,661
Commitments and contingencies (Note 5)
Stockholders’ equity/(deficit)
Preferred stock, $0.0001 par value; 10,000,000 and no shares authorized as of March 31, 2023 and December 31, 2022, respectively, and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 180,564,262 shares authorized as of March 31, 2023 and December 31, 2022, respectively, 33,774,467 and 23,355,432 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	150,534	70,770
Accumulated deficit	(148,990)	(81,589)
Total stockholders’ equity/(deficit)	1,544	(10,819)
Total liabilities and stockholders’ equity/(deficit)	$24,978	$1,842

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$—

Operating expenses
Research and development	393	3,198
General and administrative	4,830	1,912
Total operating expenses	5,223	5,110
Operating loss	(5,223)	(5,110)
Other income/(loss)
Interest expense, including warrant issuances and amortization of debt issuance costs	(1,543)	(266)
Loss on stock issuance share consideration	(12,676)	—
Loss on extinguishment of debt	(13,595)	—
Transaction costs	(7,429)	—
Loss on Backstop Forward Purchase Agreement asset	(26,934)	—
Other	(1)	1
Total Other income/(loss)	(62,178)	(265)
Net loss	$(67,401)	$(5,375)

Weighted-average number of shares outstanding used in computing net loss per share – basic and diluted	24,822,033	23,355,432
Net loss per share – basic and diluted	$(2.72)	$(0.23)

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity/(Deficit)

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Amount	Accumulated Deficit	Total Shareholders’ Equity/ (Deficit)
Balance at December 31, 2022	17,496,370	$—	$70,770	$(81,589)	$(10,819)
Retroactive application of reverse recapitalization	5,859,062
Adjusted balance, beginning of period	23,355,432
Effect of Business Combination including Backstop Forward Purchase Agreement, net of redeemed public shares	7,654,035		52,070		52,070
Issuance of common stock pursuant to the Backstop Forward Purchase Agreement and Subscription Agreement	1,350,000		14,260		14,260
Issuance of common stock for extension loan shares to related party	1,365,000		13,595		13,595
Issuance of common stock for the Loan Modification Agreement	50,000		358		358
Stock-based compensation			646		646
Offering costs			(2,049)		(2,049)
Issuance of Warrants			884		884
Net loss				(67,401)	(67,401)
Balance at March 31, 2023	33,774,467	$—	$150,534	$(148,990)	$1,544

For the Three Months Ended March 31, 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-in Amount	Accumulated Deficit	Total Shareholders’ Deficit
Balance at December 31, 2021	17,496,370	$—	$57,567	$(64,229)	$(6,662)
Retroactive application of recapitalization	5,859,062
Adjusted balance at January 1, 2022	23,355,432
Stock-based compensation			4,543		4,543
Net loss				(5,375)	(5,375)
Balance at March 31, 2022	23,355,432	$—	$62,110	$(69,604)	$(7,494)

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(67,401)	(5,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	301	24
Stock-based compensation	646	4,543
Non-cash put option	—	250
Loss on issuance of warrant	884	—
Non-cash stock issuances	358	—
Loss in connection with Backstop Forward Purchase Agreement asset	12,676	—
Loss on extinguishment of debt	13,595	—
Change in fair value of Backstop Forward Purchase Agreement asset	26,934	—
Non-cash transaction costs in excess of Business combination proceeds	7,429
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,445	(996)
Accrued expenses-related party	482
Other changes in operating assets and liabilities	—	1,187
Net cash used for operating activities	(2,651)	(367)
Financing activities
Payment to Backstop Parties for Backstop Forward Purchase Agreement	(51,606)	—
Payment to Backstop Parties for Share Consideration	(12,676)	—
Issuance of common stock pursuant to the Backstop Forward Purchase Agreement and Subscription Agreement	14,260	—
Proceeds from reverse capitalization	52,070	—
Payment made for short term loan	(550)	—
Short term loans, net of issuance costs	1,425	599
Net cash provided by financing activities	2,923	599
Net increase in cash	272	232
Cash – beginning of year	34	60
Cash – end of period	$306	$292

Non-cash Financing Activities
Offering costs not yet paid	2,048	—
Common stock issued in consideration for extension of loans	13,953	—

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization, Description of Business, and Going Concern

Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) (the “Company”), a Delaware corporation, was a blank check company formed in June 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As described below, the Company closed a business combination with Ocean Biomedical Holdings, Inc. (f/k/a Ocean Biomedical, Inc.) (“Legacy Ocean”) (the “Business Combination”).

Following the Business Combination, the Company is a biopharmaceutical company that is focused on discovering and developing therapeutic products in oncology, fibrosis, and infectious diseases.

Business Combination Agreement

On February 14, 2023 (the “Closing Date”), the Company consummated the previously announced Business Combination, pursuant to that certain Agreement and Plan of Merger, dated August 31, 2022, as amended on December 5, 2022 by Amendment No. 1, by and among the registrant, AHAC Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Aesther Healthcare Sponsor, LLC, in its capacity as purchaser representative (the “Sponsor”), Legacy Ocean, and Dr. Chirinjeev Kathuria, in his capacity as seller representative (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, on the Closing Date, Merger Sub merged with and into Legacy Ocean, with Legacy Ocean continuing as the surviving entity and a wholly-owned subsidiary of the registrant. In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.”

Accounting for the Business Combination

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, AHAC, who is the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Ocean is treated as the accounting acquirer. (References to “AHAC” refer to Aesther Healthcare Acquisition Corp. prior to the Closing of the Business Combination.) Legacy Ocean has been determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	Legacy Ocean’s existing stockholders have the largest portion of voting interest in the Company;
●	Legacy Ocean’s senior management comprises the senior management of the Company;
●	the members of the Board of Directors of the Company nominated by Legacy Ocean represent the majority of the Board of Directors of the Company;
●	Legacy Ocean’s operations comprise the ongoing operations of the Company; and
●	“Ocean Biomedical, Inc.” is the name being used by the Company.

The Business Combination is accounted for as the equivalent of a capital transaction in which the Company has issued stock for the net assets of AHAC. The net assets of AHAC are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are Legacy Ocean.

The Company is subject to risks common to companies in the biopharmaceutical industry, including, but not limited to, risks related to the successful development and commercialization of product candidates, fluctuations in operating results and financial risks, the ability to successfully raise additional funds when needed, protection of proprietary rights and patent risks, patent litigation, compliance with government regulations, dependence on key personnel and prospective collaborative partners, and competition from competing products in the marketplace.

Going Concern Considerations

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had no cash inflows from operating activities for the three months ended March 31, 2023. As of March 31, 2023, the Company had cash of $306 thousand and a working capital deficiency of $23.1 million. The Company’s current operating plan indicates it will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating ability at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company will need to raise additional funds in order to advance its research and development programs, operate its business, and meet its future obligations as they come due. Based on the Company’s current operational plans and assumptions, which may which may not be realized, the Company expects to use the net proceeds from the Backstop Agreement and future debt and equity financings, including possibly under the Common Stock Purchase Agreement as well as further deferrals of certain of its accrued expenses and contingency payments due upon the closing of future financings to fund operations. See Note 3- Business Combination and Backstop Agreement for a description of the Backstop Agreement and the Common Stock Purchase Agreement.

There is no assurance that the Company will be successful in obtaining additional financing on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects and its ability to continue operations.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Impacts of COVID-19 and Market Conditions on Our Business

We have been actively monitoring the COVID-19 situation and its impact globally. For the three months ended March 31, 2023, the Company was not significantly impacted by COVID-19. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. A description of the Company’s significant accounting policies is included in the Company’s audited consolidated financial consolidated balance sheet as of December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023, and Form 8-K, as amended, originally filed with the SEC on February 15, 2023.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions. The subsidiaries were formed to organize the Company’s therapeutic programs in order to optimize multiple commercialization options and to maximize each program’s value.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, as applicable, including those related to accrued expenses, the fair values of the Company’s common stock, and the valuation of deferred tax assets. The Company bases its estimates using Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

The Company’s results can also be affected by economic, political, legislative, regulatory or legal actions. Economic conditions, such as recessionary trends, inflation, interest, changes in regulatory laws and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. The Company could also be affected by civil, criminal, regulatory or administrative actions, claims, or proceedings.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had minimal cash or cash equivalents as of March 31, 2023.

Concentrations of Credit Risk, Off-balance Sheet Risk and Other Risks

The Company has held minimal cash and cash equivalents since its inception and certain of its expenses have been paid for by the proceeds from the issuance of common stock and debt, and by the Company’s Founder and Executive Chairman.

The Company has no significant off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission. The Company’s future results of operations involve several other risks and uncertainties. Factors that affect the Company’s future operating results and cause actual results to vary materially from expectations could include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s product candidates, uncertainty of market acceptance of the Company’s product candidates, competition from other products, securing and protecting intellectual property, strategic relationships and dependence on key employees and research partners. The Company’s product candidates require Food and Drug Administration (“FDA”) and other non-U.S. regulatory agencies approval prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, if approval was delayed, or if approval was unable to be maintained, it could have a materially adverse impact on the Company.

Revenue

The Company has not generated any revenue from any sources since its inception, including from product sales. The Company does not expect to generate any revenue from the sale of products in the foreseeable future. If the Company’s development efforts for its product candidates are successful and result in regulatory approval, or license agreements with third parties, the Company may generate revenue in the future from product sales. However, there can be no assurance as to when revenue will be generated, if at all.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including the development of product candidates. Research and development costs are expensed as incurred. For the three months ended March 31, 2023 and 2022, research and development expenses consist of expenses recognized for stock-based compensation and incurred for initial license fees, annual maintenance license fees, and services agreements. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred.

Deferred Offering and Transaction Costs

Deferred offering costs, consisting of direct accounting fees, legal fees, regulatory fees, transfer agent fees, and printing costs directly related to the Business Combination are capitalized. The deferred offering costs in the amount of $2.0 million were reclassified to additional paid in capital upon the completion of the Business Combination. Approximately $7.4 million of transaction costs were recorded as an expense that comprised of $2.4 million of deferred offering costs, $3.1 million of underwriter transaction fees, and $1.9 million of Sponsor loans. As of March 31, 2023, all of the deferred offering costs had been recognized and no deferred offering costs remain in the condensed consolidated balance sheet.

Income Taxes and Tax Credits

Income taxes are recorded in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. There is no provision for income taxes because the Company has incurred operating loss and capitalized certain items for income tax purposes since its inception and maintains a full valuation allowance against its net deferred tax assets. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2023 and December 31, 2022, the Company had no liability for income tax associated with uncertain tax positions.

Net Loss Per Share

Net loss per share is computed by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and, if dilutive, the weighted-average number of potential shares of common stock.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company has had no comprehensive income or loss for the three months ended March 31, 2023 and 2022.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has elected to not “opt out” of this provision and, as a result, the Company will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

The Company is also a “smaller reporting company” meaning that the market value of its stock held by non- affiliates plus the proposed aggregate amount of gross proceeds to the Company as a result of this offering is expected to be less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company if either (i) the market value of the stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If the Company is a smaller reporting company at the time that it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recent Accounting Standards

The Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Fair Value Measurements

Certain assets of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s Backstop Forward Purchase Agreement and Earnout Shares are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4 - Fair Value of Financial Assets and Liabilities). The carrying values of accounts payable, accrued expenses, and short-term loans approximate their fair values due to the short-term nature of these liabilities.

Note 3. Business Combination and Backstop Agreement

As discussed in Note 1, on February 14, 2023, the Company consummated the previously announced Business Combination pursuant to the Business Combination Agreement. Pursuant to the Business Combination Agreement, on the Closing Date, Merger Sub merged with and into Legacy Ocean, with Legacy Ocean continuing as the surviving entity and a wholly-owned subsidiary of the registrant. In connection with the closing of the Business Combination, the Company changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.”

On January 11, 2023, the record date for the Special Meeting (defined below), there were 13,225,000 shares of AHAC’s common stock, par value $0.0001 per share, issued and outstanding, consisting of (i) 10,600,000 public shares of Class A common stock and (ii) 2,625,000 shares of Class B common stock held by the Sponsor. In addition, AHAC had issued 5,250,000 public warrants to purchase Class A common stock (originally sold as part of the units issued in AHAC’s initial public offering (“IPO”)) (the “Public Warrants”), along with 5,411,000 warrants issued to the Sponsor in a private placement (the “Private Placement Warrants”) on the IPO closing date. Prior to the Special Meeting, holders of 5,570,965 shares of AHAC’s Class A common stock included in the units issued in AHAC’s IPO exercised their right to redeem those shares for cash at a price of $10.56 per share, for an aggregate of $58,847,564. The per share redemption price was paid out of AHAC’s trust account, which, after taking into account the redemptions but before any transaction expenses, had a balance immediately prior to the Closing of $52,070,404.

On February 14, 2023, in connection with the Closing:

● AHAC issued to the holders of Legacy Ocean’s securities as of immediately prior to the Closing approximately 23,355,432 shares of AHAC’s Class A common stock (with a per-share value of $10.00) with an aggregate value equal to $233,554,320, as adjusted as required by the Business Combination Agreement to take into account net working capital, closing net debt and Legacy Ocean transaction expenses, in exchange for all of the issued and outstanding capital stock of Legacy Ocean;

● the Sponsor’s 2,625,000 shares of AHAC’s Class B common stock converted on a one-for-one basis into 2,625,000 shares of AHAC’s Class A common stock pursuant to the Company’s Third Amended and Restated Certificate of Incorporation (the “Amended Certificate”);

● AHAC issued to the Sponsor 1,365,000 additional shares of AHAC’s Class A common stock in connection with the Sponsor obtaining two (2) three-month extensions beyond the September 16, 2022 deadline to complete an initial business combination;

● the Backstop Parties purchased 3,535,466 shares of AHAC’s Class A common stock prior to the Closing that were not redeemed and are subject to the forward purchase provisions of the Backstop Agreement (the “Recycled Shares”);

● the Backstop Parties purchased 1,200,000 shares of AHAC’s Class A common stock in the open market for an aggregate purchase price of $12,675,912 prior to the Closing that were not redeemed (the “Share Consideration Shares”);

● 5,570,965 shares of AHAC’s Class A common stock were redeemed immediately prior to Closing of the Business Combination, as described above;

● the Company issued to Second Street Capital, LLC (“Second Street Capital”), Legacy Ocean’s lender, three (3) warrants (the “Converted Ocean Warrants”) for the number of shares of the Company’s common stock equal to the economic value of the Legacy Ocean warrants previously issued to Second Street in exchange for the termination of the Legacy Ocean warrants. The Converted Ocean Warrants are exercisable for a total of 511,712 shares of the Company’s common stock at an exercise price of $8.06 per share and 102,342 shares of the Company’s common stock at an exercise price of $7.47 per share;

● the Company issued to Polar (as defined below) 1,350,000 newly issued shares of its common stock that are subject to the forward purchase provisions of the Backstop Agreement, described in “Note 6 Equity”; and

● all shares of AHAC’s Class A common stock were reclassified as common stock pursuant to the Company’s Amended Certificate.

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ equity/(deficit) and cash flows for the three months ended March 31, 2023 (in thousands):

Cash from AHAC trust, net of redemptions	$52,070
Issuance costs from business combination	(2,049)
Net impact on total stockholders’ equity	50,021

Non-cash offering costs	2,049
Net impact on cash provided by financing activity	$52,070

Earnout Shares

In addition, pursuant to Business Combination Agreement, Legacy Ocean’s stockholders prior to the Closing (the “Legacy Ocean Stockholders”) shall be entitled to receive from the Company, in the aggregate, up to an additional 19,000,000 shares of the Company’s common stock (the “Earnout Shares”) as follows: (a) in the event that the volume-weighted average price (the “VWAP”) of the Company’s common stock exceeds $15.00 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing Date until the 36-month anniversary of the Closing Date, the Legacy Ocean Stockholders shall be entitled to receive an additional 5,000,000 shares of the Company’s common stock, (b) in the event that the VWAP of the Company’s common stock exceeds $17.50 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing Date until the 36-month anniversary of the Closing Date, the Legacy Ocean Stockholders shall be entitled to receive an additional 7,000,000 shares of the Company’s common stock and (c) in the event that the VWAP of the Company’s common stock exceeds $20.00 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing Date until the 36-month anniversary of the Closing Date, the Legacy Ocean Stockholders shall be entitled to receive an additional 7,000,000 shares of the Company’s common stock. In addition, for each issuance of Earnout Shares, the Company will also issue to Sponsor an additional 1,000,000 shares of the Company’s common stock.

Both the number of Earnout Shares and the price per share is subject to adjustment to reflect the effect of any stock split, reverse stock split, stock dividend, reorganization, recapitalization, reclassification, combination, exchange of shares or other like change with respect to the common stock (i.e., dilutive activities).

The accounting for the Earnout Shares was first evaluated under the Accounting Standards Codification (“ASC”) Section 718 (“ASC 718”) to determine if the arrangement represents a share-based payment arrangement. Because the Earnout Shares are issued to all the Legacy Ocean Stockholders and the Sponsor and there are no service conditions nor any requirement of the participants to provide goods or services, the Company determined that the Earnout Shares are not within the scope of ASC 718. In reaching this conclusion, the Company focused on the fact that the Earnout Shares are not provided to any holder of options or unvested stock but rather the arrangement is provided only to vested equity holders.

Next, the Company determined that the Earnout Shares represent a freestanding equity-linked financial instrument to be evaluated under ASC Section 480 (“ASC 480”) and ASC Section 815-40 (“ASC 815-40”). Based upon the analysis, the Company concluded that the Earnout Shares should not be classified as a liability under ASC 480.

Under ASC 815-40, an entity must first evaluate whether an equity-linked instrument is considered indexed to the reporting entity’s stock. This analysis, which is performed under ASC 815-40-15, is a two-step test that includes evaluation of both exercise contingencies and settlement provisions. The Earnout Share arrangement contains contingencies – the daily volume weighted average stock price on the basis of a specific price per share. The contingency is based on an observable market or an observable index other than one based on the Company’s common stock. With respect to settlement provisions, the number of Earnout Shares is adjusted only for dilutive activities, which are an input into the pricing of a fixed-for-fixed option on equity shares under ASC 815-40-15-7E(c). It is important to note that, in absence of dilutive activities, there will be either zero or 19 million shares issuable under the Earnout Share arrangement; therefore, the triggering events for issuance of shares is only an exercise contingency to be evaluated under step 1 of ASC 815-40-15.

The Company next considered the equity classification conditions in ASC 815-40-25 and concluded that all of them were met. Therefore, the Earnout Share arrangement is appropriately classified in equity.

As the Business Combination is accounted for as a reverse recapitalization the Earnout Share arrangement as of the Closing Date is accounted for as an equity transaction (as a deemed dividend) as of the Closing Date of the Business Combination in the Company’s condensed consolidated financial statements for the three months ended March 31, 2023.

Backstop Agreement

On August 31, 2022, in connection with the execution of the Business Combination Agreement, AHAC and Legacy Ocean entered into an OTC Equity Prepaid Forward Transaction with Vellar Opportunity Fund SPV LLC– Series 3 (“Vellar”) (as amended, the “Backstop Agreement” or “Backstop Forward Purchase Agreement”). The Backstop Agreement is intended to provide the Company with additional issued and outstanding shares and cash (in the short-term) following the closing of the Business Combination because it evidences Vellar’s intent to purchase shares from AHAC stockholders that elected to redeem their shares, and thus eliminates the need for AHAC to redeem and pay redeeming AHAC stockholders for their shares. This is intended to help AHAC obtain sufficient cash at the Closing of the Business Combination Agreement to meet the minimum cash condition therein, reduce redemption related risks and generally facilitate the consummation of the Business Combination. This agreement is considered a forward purchase transaction.

Pursuant to the Backstop Agreement, Vellar agreed to support the transactions relating to the Business Combination by purchasing up to 4,000,000 shares of AHAC Class A common stock in the open market (which, approximately, would be valued at $40,000,000) during the period in which AHAC stockholders could elect to redeem their shares (i.e., the period commencing upon the filing of the definitive proxy statement and ending two (2) business days prior to the Special Meeting of Stockholders to approve the Business Combination (the “Special Meeting”)) pursuant to AHAC’s redemption offer and subsequently revoke their elections to redeem their shares. None of the shares of AHAC Class A common stock purchased by Vellar could be voted in the Business Combination. The Company has agreed to purchase those shares from Vellar on a forward basis at maturity (as further described below), but the Company will not be required to purchase any shares of its common stock from Vellar at a price higher than the redemption price offered to redeeming public stockholders before, during or after the redemption period. The purchase price payable by the Company will include a prepayment in the amount of the redemption price per share payable from the proceeds released from the trust account related to those shares. The prepayment date is the earlier of: (i) one business day after the Closing of the Business Combination or (ii) the date any assets from the trust account are disbursed following the Closing of the Business Combination. Vellar may but is not obligated to sell some or all of the shares subject to the forward transaction following the expiration of the redemption period (i.e., two (2) business days prior to the Special Meeting), after which those shares will no longer be subject to the forward transaction, and in such event Vellar will repay the Company a portion of the prepayment amount relating to those shares from the sale proceeds equal to the number of shares sold by Vellar multiplied by the forward price (i.e., the lower of the redemption price, the then current forward price and the VWAP price for the last 10 trading days of the prior calendar month, but not lower than $ 5.00).

The original maturity date of the Backstop Agreement was the earlier to occur of (a) 3 years after the closing of the Business Combination Agreement or (b) the date specified by Vellar in a written notice delivered at Vellar’s discretion if the VWAP of the shares during 20 out of 30 consecutive trading days was less than $3 per share. On the maturity date, Vellar may require that the Company repurchase all of the shares then being held by Vellar at a price equal to the redemption price (as determined in accordance with AHAC’s certificate of incorporation prior to the effectiveness of the Amended Certificate (the “AHAC Charter”)). Vellar will also be entitled to an additional $2.50 per share purchased with such amount being payable in shares of the Company common stock. The maturity date is significant because following the maturity date the Company is under no obligation to repurchase shares then being held by Vellar. Shares sold by Vellar to third parties prior to the maturity date shall cease to be subject to the forward transaction. Any such sale will trigger an obligation by Vellar to pay the Company an amount equal to the product of (a) the number of shares sold by Vellar and (b) the forward price, which is defined in the Backstop Agreement as the lower of the redemption price (as determined in accordance with the AHAC Charter) and the VWAP price of the last ten trading days (but not lower than $5.00). The Company is also be obligated to pay a structuring fee in the amount of $5,000 on the first trading day of each calendar quarter to Vellar following the Business Combination until the maturity date. Vellar has agreed that it does not possess and/or has agreed to waive any redemption rights with respect to the shares of AHAC Class A common stock that it acquired in accordance with the Backstop Agreement.

On February 10, 2023 AHAC and Legacy Ocean entered into an amended and restated OTC Equity Prepaid Forward Transaction with Vellar. Pursuant to the amended Backstop Agreement, Vellar agreed to support the Business Combination by purchasing up to 6,000,000 shares of the Class A common stock in the open market for up to $60,000,000, including from other stockholders that elected to redeem and subsequently revoked their prior elections to redeem their shares, following the expiration of the Company’s redemption offer. The Company has agreed to purchase those shares from Vellar on a forward basis. The purchase price payable by the Company includes a prepayment in the amount of the redemption price per share. As amended, the Backstop Agreement matures on the earlier to occur of (a) three years after the closing of the Business Combination (February 14, 2026) or (b) the date specified by Vellar in a written notice delivered at Vellar’s discretion if the VWAP of the shares during 30 out of 45 consecutive trading days is less than $4 per share. Pursuant to the Backstop Agreement, the Company provided the Backstop Parties with an additional $12,675,912, paid from the trust account holding the net proceeds from the sale of units in the AHAC’s IPO to compensate them for their purchase of 1,200,000 additional shares of Class A common stock in the open market (the “Share Consideration Shares”). Under the Backstop Agreement, the Share Consideration Shares are not subject to the terms applicable to the Recycled Shares, including with regard to repayment and repurchase as described below. The Company has the option to repurchase the Share Consideration Shares from the Backstop Parties at an aggregate price of $3,000,000 at any time during the first nine months after February 15, 2023.

If an event occurs causing the VWAP per share to be at or above $20.00 per share for any 30 trading days during a 45 consecutive trading day-period and the aggregate trading volume in respect of such shares during the same 30-day period is at least the product of (a) three and (b) the difference of (x) the Number of Shares and (y) the Terminated Shares (each as defined in the Backstop Agreement), then the Company can notify Vellar of such event and cause the Backstop Agreement to mature.

The Backstop Agreement calls for the adjustment of the Reset Price (as defined in the Backstop Agreement) on the first scheduled trading day of each month commencing on the first calendar month following the closing of the Business Combination to be the lowest of (a) the then-current Reset Price, (b) the initial price per shares paid by Vellar for the shares and (c) the VWAP price per share of the last ten trading days of the prior calendar month, but not lower than $10.34. The Reset Price may be reduced further in connection with a dilutive offering undertaken by the Company. The Reset Price is relevant to the provision entitling the Company to terminate the Backstop Agreement early (in whole or in part) and require Vellar to pay the Company an amount equal to the product of (x) the number of shares the Company elects to terminate from the forward transaction and (y) the Reset Price as of the termination date.

At maturity, any remaining shares subject to the Backstop Agreement will be finally purchased by the Company for an additional $2.50 per share. During the term of the Backstop Agreement, Vellar may elect to sell some or all of the shares subject to the Backstop Agreement after which those shares will no longer be subject to the Backstop Agreement, and in such event Vellar will repay the Company with a portion of the sale proceeds.

On February 12, 2023, AHAC, Legacy Ocean, and Vellar again amended and restated the original Backstop Agreement to increase from up to 6,000,000 shares to up to 8,000,000 shares of AHAC’s common stock to be purchased in the open market for up to $80,000,000, including from other stockholders that elected to redeem and subsequently revoked their prior elections to redeem their shares, following the expiration of AHAC’s redemption offer.

On February 13, 2023, AHAC, Vellar and Legacy Ocean entered into an assignment and novation agreement with Meteora Special Opportunity Fund I, LP, Meteora Select Trading Opportunities Master, LP and Meteora Capital Partners, LP (collectively “Meteora”) (the “Meteora Agreement”), pursuant to which Vellar assigned its obligation as to 2,666,667 shares of common stock of the Company to be purchased under the Backstop Agreement to Meteora. In addition, on February 13, 2023, AHAC, Vellar and Legacy Ocean entered into an assignment and novation agreement with Polar Multi-Strategy Master Fund (“Polar” and, collectively with Vellar and Meteora, the “Backstop Parties”) (the “Polar Agreement”) pursuant to which Vellar assigned its obligations as to 2,000,000 shares of common stock of the Company to be purchased under the Backstop Agreement to Polar.

On February 14, 2023, AHAC, Legacy Ocean and Polar entered into a subscription agreement in which Polar agreed to purchase 1,350,000 newly-issued shares of the Company’s common stock at a per share purchase price of $10.56 and an aggregate purchase price of $14,260,404 (the “Polar Subscription”). The Polar Subscription was the method by which Polar exercised its right to purchase “Additional Shares” pursuant to the Backstop Agreement to which Polar acquired a portion of the rights from Vellar pursuant to the Polar Agreement. The shares acquired by Polar as part of the Polar Subscription are subject to the restrictions for “Additional Shares” set forth in the Backstop Agreement.

On February 14, 2023, pursuant to the Backstop Forward Purchase Agreement, the Company paid to the Backstop Parties $37,345,985, or $10.56 per share, from AHAC’s trust account as a prepayment for the forward purchase of 3,535,466 shares of AHAC’s common stock purchased by the Backstop Parties in the open market and $14,260,404 from AHAC’s trust account as a prepayment for the forward purchase of the 1,350,000 Additional Shares for a total purchase price of $51,606,460. The Company measures the Backstop Forward Purchase Agreement asset at fair value on a recurring basis (See Note 4-Fair Value of Financial Assets).

Common Stock Purchase Agreement

Following the Business Combination, the Company is subject to the terms and conditions of (i) a Common Stock Purchase Agreement, dated September 7, 2022 (the “Common Stock Purchase Agreement”), that AHAC entered into with White Lion Capital LLC (“White Lion”) and (ii) a Registration Rights Agreement, dated September 7, 2022 (the “White Lion Registration Rights Agreement”), that AHAC entered into with White Lion. Pursuant to the Common Stock Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, up to $75,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

The Company is obligated under the Common Stock Purchase Agreement and the White Lion Registration Rights Agreement to file a registration statement with the SEC to register for the resale by White Lion, shares of common stock that the Company may issue to White Lion under the Common Stock Purchase Agreement (the “White Lion Registration Statement”).

Subject to the satisfaction of certain customary conditions, the Company’s right to sell shares to White Lion will commence on the effective date of the White Lion Registration Statement and extend for a period of two years. During such term, subject to the terms and conditions of the Common Stock Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”). The number of shares sold pursuant to any such notice may not exceed (i) $2,000,000, divided by the closing price of the Company common stock on Nasdaq preceding the Notice Date and (ii) a number of shares of common stock equal to the average daily trading volume multiplied by 67%.

The Company may not sell, and White Lion may not purchase, shares of the Company common stock that would result in White Lion owning more than 9.99% of the outstanding common stock of the Company.

On January 11, 2023, the record date for the Special Meeting, there were 13,225,000 shares of AHAC’s common stock, par value $0.0001 per share, issued and outstanding, consisting of (i) 10,600,000 public shares of Class A common stock and (ii) 2,625,000 shares of Class B common stock held by the Sponsor. In addition, AHAC had issued 5,250,000 public warrants to purchase Class A common stock (originally sold as part of the units issued in AHAC’s initial public offering (“IPO”) (the “Public Warrants”), along with 5,411,000 warrants issued to the Sponsor in a private placement (the “Private Placement Warrants”) on the IPO closing date. Prior to the Special Meeting, holders of 5,570,965 shares of AHAC’s Class A common stock included in the units issued in AHAC’s IPO exercised their right to redeem those shares for cash at a price of $10.56 per share, for an aggregate of $58,847,564. The per share redemption price was paid out of AHAC’s trust account, which, after taking into account the redemptions but before any transaction expenses, had a balance immediately prior to the Closing of $52,070,404.

Sponsor Promissory Notes

In September 2022, AHAC entered into Loan and Transfer Agreements between AHAC, the Sponsor, and other parties (the “Lenders”), pursuant to which the Lenders loaned $1,050,000 to the Sponsor and the Sponsor loaned $1,050,000 to AHAC (the “Sponsor Extension Loan”). Amounts loaned from the Lenders to the Sponsor accrue interest at 8% per annum and amounts loaned from the Sponsor to AHAC do not accrue interest until the Closing of the Business Combination, after which time, the Company has agreed to pay the interest due to the Lender. The total amounts advanced by Lenders to the Sponsor in connection with the $1,050,000 loan (the “Funded Amounts”) were required to be repaid, together with all accrued and unpaid interest thereon, within five days of the closing of the Business Combination, at the option of the Lenders, in either (a) cash; or (b) shares of Class A common stock held by the Sponsor which are deemed to have a value of $10 per share for such repayment right. As additional consideration for the Lenders making the loan available to Sponsor, Sponsor agreed to transfer between 1 and 2.5 shares of Class B common stock to Lenders for each $10 multiple of the Funded Amounts, which included the registration rights previously provided by AHAC to the Sponsor, and, pursuant to the terms of the Business Combination Agreement, 2.5 shares of the Company’s common stock per $10.00 of the Funded Amounts at Closing of the Business Combination Agreement to Sponsor, as described below. Sponsor transferred a total of 178,500 shares to the Lenders following the Closing of the Business Combination Agreement from shares of the Company’s common stock owned by the Sponsor as a result of the conversion of its AHAC Class B common stock into the Company’s common stock.

The Sponsor Extension Loan was paid down at Closing of the Business Combination to $500,000, all of which remained outstanding at March 31, 2023. The maturity date of the Sponsor Extension Loan has been extended to the funding of the Backstop Agreement, Common Stock Purchase Agreement or a convertible note financing but not more than 90 days from the closing of the Business Combination.

On December 13, 2022, AHAC entered into a Loan and Transfer Agreement between AHAC, the Sponsor, and NPIC Limited (the “NPIC Lender”), pursuant to which the Lender loaned $1,050,000 to the Sponsor and the Sponsor loaned $1,050,000 to AHAC (the “NPIC Sponsor Extension Loan”). Amounts loaned from the NPIC Lender to the Sponsor accrue interest at 8% per annum and amounts loaned from the Sponsor to AHAC do not accrue interest until the Closing of the Business Combination, after which time, the Company has agreed to pay the interest due to the NPIC Lender. The total amounts advanced by NPIC Lender to the Sponsor in connection with the $1,050,000 loan (the “NPIC Funded Amounts”) were required to be repaid, together with all accrued and unpaid interest thereon, within five days of the closing of the initial Business Combination, at the option of the NPIC Lender, in either (a) cash; or (b) shares of Class A common stock held by the Sponsor which are deemed to have a value of $10 per share for such repayment right. As additional consideration for the NPIC Lender making the loan available to Sponsor, Sponsor agreed to transfer 10 Shares of Class B common stock to NPIC Lender for each $10 multiple of the NPIC Funded Amounts, which included the registration rights previously provided by AHAC to the Sponsor, and, pursuant to the terms of the Business Combination Agreement, the parties agreed that the Company would issue 1.05 shares of Company’s common stock per $1.00 of the NPIC Funded Amounts at Closing of the Business Combination Agreement to Sponsor, as described below. Sponsor transferred a total of 1,050,000 shares to the NPIC Lender.

On March 22, 2023 the Company entered into a Loan Modification Agreement (the “Modification Agreement”) by and among the Company, the Sponsor, and NPIC Lender, and a Side Letter Agreement between the Company and the Sponsor (the “Side Letter”), which modifies the NPIC Sponsor Extension Loan.

The Modification Agreement modified the NPIC Sponsor Extension Loan to provide that, among other things, (i) the maturity date of the loan from NPIC Lender to Sponsor (the “NPIC Sponsor Loan”) is extended to May 22, 2023 (the “Maturity Date”); (ii) the extension will take effect concurrently with, and not until, the Sponsor transfers 1,050,000 shares of the Company’s common stock (the “Initial SPAC Shares”) to the NPIC Lender; (iii) effective as of the date of the Modification Agreement, the NPIC Sponsor Loan shall accrue fifteen percent (15%) interest per annum, compounded monthly; (iv) the maturity date of the $1,050,000 loan by Sponsor to the Company (the “SPAC Loan”) is extended to May 19, 2023; (v) the proceeds of any capital raise of at least $15,000,000 by the Company shall be first used by the Company to promptly repay the SPAC Loan and then Sponsor shall promptly repay the NPIC Sponsor Loan and all accrued interest; (vi) in exchange for the extension of the Maturity Date, the Company shall issue 50,000 shares of common stock to the NPIC Lender on the date of the Modification Agreement and shall issue an additional 50,000 shares of common stock thereafter on each 30-day anniversary of the Maturity Date to the NPIC Lender until the NPIC Sponsor Loan is repaid in full; (vii) in the event Sponsor defaults on its obligations to repay the NPIC Sponsor Loan by the Maturity Date, the Sponsor shall transfer to the NPIC Lender 250,000 shares of Company common stock owned by the Sponsor and shall transfer an additional 250,000 such shares each month thereafter until the default is cured; (viii) the Company is obligated to file a registration statement with the SEC registering the shares to be issued to the NPIC Lender within 30 days of the transfer, including the Initial SPAC shares; and (ix) in the event that the Company defaults on its obligations to the NPIC Lender set forth in (v), (vi) and (viii), the Company shall issue to NPIC Lender 250,000 shares of common stock and shall transfer an additional 250,000 shares of common stock each month thereafter until the default is cured. The Side Letter provides that, in the event the Company fails to repay the SPAC Loan by May 19, 2023, the Company shall issue to Sponsor 250,000 shares of common stock and shall issue an additional 250,000 such shares to Sponsor each month thereafter until the default is cured.

The maturity dates of the loans pursuant to the NPIC Sponsor Extension Loan have each been extended to May 25, 2023.

Pursuant to the terms of the Business Combination Agreement described above, the Sponsor was issued 1,365,000 shares of the Company’s common stock as consideration for providing the extension loans to the Company (the “Sponsor extension shares”). At the Closing Date, the fair value was the Company’s closing stock price on the date granted. The Company recognized a loss of $13.6 million as loss on extinguishment in its condensed consolidated financial statements for the three-month ended March 31, 2023.

On March 22, 2023, NPIC Lender was issued 50,000 shares of the Company’s common stock as consideration for the Modification Agreement. The fair value was the Company’s closing stock price on the date granted. The Company recognized a loss of $358,000 as interest expense. In addition, the Company recorded interest expense in the amount of $12,577 on the outstanding balance in its condensed consolidated financial statements for the three-month ended March 31, 2023.

Deferred Underwriting Commissions

At Closing of the Business Combination, the underwriters for AHAC’s initial public offering agreed to defer payment of $3.2 million of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note. The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The amount is recorded as a short-term loan in the condensed consolidated financial statements for the three months ended March 31, 2023. The Company recorded $36,225 of interest expense on the outstanding balance in our condensed consolidated financial statements for the three-months ended March 31, 2023.

Note 4. Fair Value of Financial Assets

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Backstop Forward Purchase Agreement asset	$-	$-	$24,672	$24,672
Total	$-	$-	$24,672	$24,672

During the three months ended March 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Backstop Forward Purchase Agreement asset

The Company utilizes a binomial lattice option pricing model to value the Backstop Forward Purchase Agreement asset at inception and at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The estimated fair value of the Backstop Forward Purchase Agreement asset is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price, volatility, strike price, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility of similar publicly held companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve. The expected life is assumed to be equivalent to the remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table summarizes significant unobservable inputs that are included in the valuation of the backstop forward purchase asset as of March 31, 2023:

Significant Unobservable Inputs	Input Range
Share price	$6.64 - $10.34
Volatility	26.61 - 31.84%
Risk free rate	3.81 - 4.15%
Dividend yield	0.00%
Expected term until maturity (in years)	2.88 - 3

The following table provides a roll forward of the aggregate fair values of the Company’s Backstop Forward Purchase Agreement asset, for which fair value is determined using Level 3 inputs (in thousands):

Backstop Forward Purchase Asset
Balance as of January 1, 2023	$-
Initial measurement of Backstop Forward Purchase Asset	51,606
Adjustments resulting from changes in fair value	(26,934)
Balance as of March 31, 2023	$24,672

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounting and legal fees	$13,207	$10,250
Research and development	545	544
Other	1,686	646

Total accounts payable and accrued expenses	$15,438	$11,440

Note 5. Short-term Loan Agreements, Commitments and Contingencies

Short-term Loan Agreements

Second Street Capital Loans

2022 Loans. In February 2022, the Company entered into a Loan Agreement with Second Street Capital (the “Second Street Loan”), pursuant to which the Company borrowed $600,000. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. The Company issued to Second Street Capital a warrant to purchase 312,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of the Company’s next financing, Second Street Capital has the right to put the warrants to the Company in exchange for a payment of $250,000. The Company was originally required to repay the Second Street Loan on the earlier of (i) 5 business days after the Company’s next financing or (ii) November 18, 2022. The Company recognized as interest expense in Other income/(loss) $250,000 for the put option in the first quarter of 2022.

In April 2022, the Company entered into a second Loan Agreement with Second Street Capital (the “Second Street Loan 2”), pursuant to which the Company borrowed $200,000. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. The Company issued to Second Street Capital a warrant to purchase 62,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. The Company was originally required to repay the Second Street Loan 2 on the earlier of (i) 5 business days after the Company’s next financing or (ii) November 18, 2022. The Company recognized as interest expense in Other income/(loss) $388,938 in the second quarter of 2022 for the warrants issued based on the estimated fair value of the awards on the date of grant.

On September 30, 2022, the Second Street Loan and Second Street Loan 2 were amended whereas the maturity dates were extended from November 18, 2022 to December 30, 2022. The Company was required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after its next financing or closing of the Business Combination or (ii) December 30, 2022. In consideration of the extension, the Company issued to Second Street Capital a warrant to purchase 75,000 shares of the Company’s common stock with an exercise price of $10.20 per share exercisable until September 30, 2026. The Company recognized as interest expense in Other income/(loss) $435,075 in the third quarter of 2022 for the warrants issued based on the estimated fair value of the awards on the date of grant.

On December 30, 2022, the Second Street Loan and the Second Street Loan 2 were further amended to extend the maturity dates to February 15, 2023. No additional warrants were issued to Second Street Capital in connection with the extension. A loan fee of $25,000 was recorded in the Company’s condensed consolidated financial statements for the year ended December 31, 2022. The Company was required to repay the Second Street Loan and the Second Street Loan 2 on the earlier of (i) 5 business days after its next financing or (ii) February 15, 2023.

2023 Loans and Extensions. On January 10, 2023, the Second Street Loan 2 was amended whereas increasing the loan amount from $200,000 to $400,000. A loan fee of $15,000 and a minimum return assessment fee of $35,000 were charged and paid from the $200,000 loan advance for net proceeds of $150,000. The Company was originally required to repay the principal and accrued interest of the Second Street Loan 2 the earlier of (i) 5 business days after its next financing or closing of the Business Combination or (ii) February 15, 2023.

Effective February 15, 2023, the Second Street Loan and Second Street Loan 2 were further amended whereas the maturity dates were extended from February 15, 2023 to March 31, 2023. The Company was required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after its next financing or (ii) March 31, 2023. In consideration of the extension, the Company issued to Second Street Capital a warrant to purchase 75,000 shares of the Company’s common stock with an exercise price of $10.34 per share exercisable until March 31, 2028. An extension fee of $75,000 was recorded and $239,025 was recognized as interest expense in Other income/(loss) in the Company’s condensed consolidated financial statements for the period ended March 31, 2023.

Effective March 29, 2023, the Company entered into a Loan Agreement with Second Street Capital (the “March Second Street Loan”) pursuant to which the Company could borrow up to $1 million to pay certain accrued expenses. Of this amount, the Company borrowed $700,000. The loan bears interest at 15% per annum and is due within three business days of the Company’s next financing or receipt of proceeds from the Backstop Agreement or, if earlier, 45 days from the date of the advance (May 15, 2023). The Company issued a warrant to Second Street Capital for 200,000 shares of the Company’s common stock, exercisable for five years at an exercise price of $10.34 and will pay up to $150,000 in loan fees at maturity. Since the Company only advanced $700,000, the loan fee due is $105,000 at maturity. The estimated fair value of the warrant was $748,200 that is amortized over the term of the loan. The Company recognized $49,880 as interest expense in Other income/(loss) in its condensed consolidated financial statements for the three-months ended March 31, 2023. The March Second Street Loan is past due.

Effective March 31, 2023, the Second Street Loan and the Second Street Loan 2 were further amended to extend the maturity dates to May 31, 2023, and the Company is currently required to repay the loans on the earlier of (i) 5 business days after the Company’s next financing or (ii) May 31, 2023. In addition, an additional warrant was issued to purchase 150,000 shares of the Company’s common stock with an exercise price of $11.50 and a loan fee of $95,000 was charged. The Company recognized as interest expense in Other income/(loss) $524,400 for the warrants issued based on the estimated fair value of the awards on the date of grant in its condensed consolidated financial statements for the three-months ended March 31, 2023.

McKra Investments III Loan

Effective March 28, 2023, the Company entered into a Loan Agreement (the “McKra Loan”) with McKra Investments III (“McKra”) pursuant to which the Company borrowed $1,000,000. The Company issued a warrant to purchase 200,000 shares of the Company’s common stock, with an exercise price of $10.34 per share, exercisable until March 27, 2028. The Company will pay a $150,000 loan and convenience fee due upon repayment of the loan. The loan bears interest at 15% per annum and is due within three business days of the Company’s next financing or receipt of proceeds from the Backstop Agreement or, if earlier, 45 days from the date of the advance (May 12, 2023). The estimated fair value of the warrant was $789,400 that is amortized over the term of the loan. The Company recognized as interest expense in Other income/(loss) $70,169 in its condensed consolidated financial statements for the three-months ended March 31, 2023. The McKra Loan is past due.

The Company recognized a total expense in the amount of $883,474 as interest expense in Other income/(loss) for the warrants issued to Second Street Capital and McKra in the first quarter of 2023 based on the estimated fair value of the awards on the date of grant in its condensed consolidated financial statements for the three months ended March 31, 2023. Approximately $1,417,551 of the estimated fair value of the warrants were unrecognized and will be amortized over the life of the loan.

Sponsor Promissory Notes

For a discussion of the outstanding Sponsor Extension Loan and NPIC Sponsor Extension Loan see “Note 3 Business Combination and Backstop Agreement.”

Underwriter Promissory Note

For a discussion of an outstanding note due to the underwriters in AHAC’s IPO, see “Note 3 Business Combination and Backstop Agreement.”

Litigation

The Company is not a party to any pending material legal proceedings. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Leases

As of March 31, 2023, the Company is not a party to any leasing agreements.

License Fees

The Company entered into license agreements with its academic research institution partners. Under these license agreements, the Company is required to make annual fixed license maintenance fee payments. The Company is also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license and collaboration agreements are contingent upon future events such as achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, the Company has not included these fees in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The initial license fees of $67,000 for each of the four Initial Brown License Agreements (defined in “Note 9 License Agreements”) in the amount of $268,000 and for the Rhode Island License Agreement (defined in “Note 9 License Agreements”) of $110,000 are no longer contingent and are currently due. For the three months ended March 31, 2023, initial license fees in the amount of $378,000 were recorded as a research and development expense in the Company’s condensed consolidated financial statements.

Starting January 1, 2022, annual license maintenance fees in the amount of $3,000 are due for each of the four Initial Brown License Agreement. Starting January 1, 2023, an annual license maintenance fee in the amount of $3,000 is due for the Rhode Island License Agreement. For the three months ended March 31, 2023 and 2022, maintenance fees in the amount of $15,000 and $12,000, respectively, were recorded as a research and development expense in the Company’s financial statements. See Note 9, License Agreements.

Contingent Compensation and Other Contingent Payments

The contingent payments of approximately $13.7 million are contingently payable based only upon the Company’s first cumulative capital raise of at least $50 million and consists of $12.0 million of contingent compensation and bonuses to certain members of senior management, $1.6 million of contingent vendor payments, and $0.1 million of related party expense.

These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under the employment agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of the Company’s control, the Company has not included these amounts in its condensed consolidated balance sheets.

Directors and Officers Liability Insurance

On February 14, 2023, the Company obtained directors and officers liability (“D&O”) insurance that includes (i) a one-year Run-Off policy for AHAC’s directors and officers that provides coverage for claims that arise out of wrongful acts that allegedly occurred prior to the date of the Business Combination and (ii) a standard one-year policy for the Company’s directors and officers that provides coverage for claims made by stockholders or third parties for alleged wrongdoing. The total annual premiums for the policies are approximately $1.2 million paid over twelve months. As of March 31, 2023, the Company has paid $142,433 of the premiums that is recorded as general and administrative expenses in its condensed consolidated financial statements.

Note 6. Equity

Preferred Stock

The Company’s Amended Certificate provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s Board of Directors (“Board”) will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Company’s Board will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the Company’s Board to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of the Company or the removal of existing management. As of March 31, 2023, the Company does not currently have any preferred stock outstanding and does not currently intend to issue any shares of preferred stock.

Common Stock

The holders of common stock of the Company are entitled to dividends when and if declared by the Company’s Board. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. As March 31, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.0001 per share. At March 31, 2022, the Company had 180,564,262 authorized shares of common stock with a par value of $0.0001 per share.

Legacy Ocean’s founder and sole stockholder was issued 17,454,542 shares of Legacy Ocean’s common stock (“Founders Shares”) upon the formation of Legacy Ocean on January 2, 2019.

In December 2020, the sole stockholder of Legacy Ocean contributed 100% of his Founders Shares to Poseidon Bio, LLC (“Poseidon”), which became the sole stockholder of Legacy Ocean. In February 2021, Poseidon transferred 342,244 shares of Legacy Ocean’s common stock back to Legacy Ocean’s founder.

In February 2021, Poseidon amended and restated its operating agreement to allow additional members into Poseidon by issuing Class A units and Class B units in which Legacy Ocean’s founder is the sole Class A unit holder who holds 100% of the voting power of Poseidon. In addition, certain executives and employees of the Company were granted Class B unit profit interests in Poseidon. These profit interests grants in the Company’s controlling shareholder were deemed to be transactions incurred by the shareholder and within the scope of FASB ASC 718, Stock Compensation. As a result, the related transactions by the shareholder were pushed down into the Company’s condensed consolidated financial statements. As of March 31, 2023, Legacy Ocean’s founder held 100% of the voting power and 68% of the equity interests in Poseidon. See Stock-Based Compensation for Profit Interests in Poseidon section below.

In March 2021, Legacy Ocean authorized the issuance of common stock in Legacy Ocean to certain persons who were accredited investors (consisting of friends and family of Legacy Ocean’s employees) at an aggregate offering price of $1.0 million.

On January 19, 2022, Legacy Ocean implemented an 8-for-11 reverse stock split of its common stock. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split.

On February 1, 2022, Legacy Ocean implemented a 6-for-7 reverse stock split of its common stock. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split.

On February 2, 2022, Legacy Ocean implemented a 28-for-29 reverse stock split of its common stock. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split.

As mentioned in Note 1, the Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, AHAC, who is the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Ocean is treated as the accounting acquirer. Legacy Ocean has been determined to be the accounting acquirer. The effects of the Business Combination require a retroactive recapitalization of the Company.

Common Stock Issued Following the Closing of the Business Combination

For a discussion of shares of the Company’s common stock issued in connection with the Closing of the Business Combination, see “Note 3 Business Combination and Backstop Agreement.”

In connection with the Closing of the Company’s Business Combination on February 14, 2023, the Company, Legacy Ocean and Polar entered into a subscription agreement in which Polar agreed to purchase 1,350,000 newly-issued shares of our common stock at a per share purchase price of $10.56 and an aggregate purchase price of $14,260,404.

In connection with the Modification Agreement, dated March 22, 2023, with the NPIC Lender, on March 22, 2023, the Company issued to the NPIC Lender 50,000 shares of common stock in exchange for the extension of the maturity date of the NPIC Sponsor Loan. The estimated fair value of the issued stock was $7.16 per share and was determined using the closing price of the Company’s common stock on March 22, 2023. The Company recognized an expense of $358,000.

At March 31, 2023 and 2022, the common stock of the Company issued and outstanding consisted of the following:

	Common Stock Shares
	March 31, 2023	March 31, 2022
Stockholder
Legacy Ocean equity holders	17,496,370	17,496,370
Retroactive application of recapitalization	5,859,062	5,859,062
Adjusted Legacy Ocean equity holders	23,355,432	23,355,432
Non-redeemed public stockholders	293,569
Backstop Forward Purchase Agreement	3,535,466
Backstop Forward Purchase Agreement-Subscription Agreement	1,350,000
Share Consideration Shares	1,200,000
Sponsor extension shares	1,365,000
Sponsor shares	2,625,000
Shares Modification Agreement	50,000
Total	33,774,467	23,355,432

The Backstop Forward Purchase Agreement shares, Share Consideration Shares, and the Sponsor Shares were included in the effects of the Business Combination in the condensed consolidated statements of equity/(deficit) for the three months ended March 31, 2023.

Stock Options

2022 Stock Option and Incentive Plan

The Company’s stockholders approved and adopted the 2022 Stock Option and Incentive Plan and Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (the “Incentive Plan”) at the Special Meeting. The Board approved and adopted the Incentive Plan prior to the Closing of the Business Combination.

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

2022 Employee Stock Purchase Plan

The Company’s stockholders approved and adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) at the Special Meeting. The Board approved and adopted the ESPP prior to the Closing of the Business Combination.

The ESPP will be administered by the Board’s Compensation Committee, which may delegate such of its duties, powers and responsibilities as it may determine to one or more of its members, and, to the extent permitted by law, our officers, and may delegate to employees and other persons such ministerial tasks as it deems appropriate. Subject to adjustment, 2,180,000 shares of common stock are available for purchase pursuant to the exercise of options under the ESPP. Shares to be delivered upon exercise of options under the ESPP may be authorized but unissued stock, treasury stock, or stock acquired in an open-market transaction. Subject to certain requirements and exceptions, all individuals classified as employees on the payroll records of the Company or its subsidiaries are eligible to participate in anyone or more of the offerings under the ESPP.

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

Our Board has discretion to amend the ESPP to any extent and in any manner it may deem advisable, provided that any amendment that would be treated as the adoption of a new plan for purposes of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) will require stockholder approval. Our Board may suspend or terminate the ESPP at any time.

Stock-Based Compensation

The Company recognizes stock-based compensation costs related to all types of equity-based compensation awards granted to employees, nonemployees, and directors in accordance with GAAP. The Company estimates the fair value and the resulting amounts using the Black-Scholes option-pricing model. The fair value is recognized on a straight-line basis over the requisite service periods but accelerated to the extent that grants vest sooner than on a straight-line basis. Forfeitures are accounted for as they occur and requires management to make a number of other assumptions, the volatility of the underlying shares, the risk-free interest rate and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the grant or option.

Profit Interests in Poseidon

On February 22, 2021, 3,080,000 Class B profit interests in Poseidon were granted. The estimated fair value of a Class B profit interest in Poseidon at February 22, 2021, the grant date of the profit interests, was $22.26 per interest and was determined using an option-pricing model under which interests are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class, adjusted for a discount for the lack of marketability to account for a lack of access to an active public market.

On April 20, 2022, an additional 25,500 fully vested Class B profit interests were granted to an executive. The estimated fair value of a Class B profit interest in Poseidon on the grant date was $7.03 per interest and was determined using an option-pricing model under which interests are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class, adjusted for a discount for the lack of marketability to account for a lack of access to an active public market.

As of March 31, 2023, the profit interests were fully vested.

The following assumptions were used to estimate the fair value of the profits interests that were granted on February 22, 2021:

Risk-free interest rate	0.11%
Fair value of common stock of the Company	$16.96
Expected dividend yield	—
Expected terms in years	2
Expected volatility	75%

The following assumptions were used to estimate the fair value of the profits interests that were granted on April 20, 2022:

Risk-free interest rate	2.10%
Fair value of common stock of the Company	$11.00
Expected dividend yield	—
Expected terms in years	8
Expected volatility	75%

As of March 31, 2023 and 2022, there was $68.9 million and $61.1 million, respectively, of recognized compensation costs related to the Class B profit interest in Poseidon. As of March 31, 2023, the profit interests were fully amortized. As of March 31, 2022, there was $7.5 million, of unrecognized compensation costs relating to the profit interests.

Stock Options to Non-Employee Directors

Under the Non-employee Director Compensation Policy, upon initial election or appointment to the Company’s Board, each new non-employee director will be granted under the Incentive Plan a one-time grant of a non-statutory stock option to purchase 75,000 shares of its common stock on the date of such director’s election or appointment to the Board (the “Director Initial Grant”). The Director Initial Grant will vest in substantially equal monthly installments over three years, subject to the director’s continued service as a member of our Board through each applicable vesting date. The Director Initial Grant is subject to full acceleration vesting upon the sale of the Company.

On February 15, 2023, a Director Initial Grant was made to each of the non-employee directors elected to the Board at the Special Meeting. The exercise price was $10.00 per share.

The estimated fair value of a non-statutory stock option to purchase common stock on the grant date was $3.73 per share and was determined using the Black-Scholes option-pricing model. The stock-based compensation amount was included in the total amount recorded in the condensed consolidated financial statements as of March 31, 2023.

The following assumptions were used to estimate the fair value of the non-statutory stock options that were granted on February 15, 2023:

Risk-free interest rate	4.0%
Fair value of common stock of the Company	$6.03
Expected dividend yield	—
Expected years to maturity	6.5
Expected volatility	75%

As of March 31, 2023, there was $62 thousand of recognized compensation costs and the total unrecognized compensation related to unvested stock option awards granted was $2.2 million which the Company expects to recognize over a weighted-average period of approximately 2.9 years. No stock options were exercised during the period.

Special Forces F9 Warrants

In connection with the Strategic Advisory Agreement, dated March 19, 2023, between the Company and Special Forces F9, LLC (“Special Forces”), the Company issued to Special Forces a warrant to purchase 150,000 shares of its common stock with an exercise price of $11.50 per share exercisable until March 7, 2028. Warrants issued to advisors and consultants are also considered stock-based compensation. The estimated fair value of the warrant to purchase common stock on the grant date was $3.89 per share and was determined using the Black-Scholes option-pricing model.

The following assumptions were used to estimate the fair value of the warrants that were granted on March 19, 2023:

Risk-free interest rate	4.0%
Fair value of common stock of the Company	$7.17
Expected dividend yield	—
Expected terms in years	5
Expected volatility	75%

As of March 31, 2023, there was $583,500 of recognized compensation costs relating to the warrant and since the warrant was fully vested upon issuance, there were no unrecognized compensation costs. No warrants were exercised during the period. As of March 31, 2022, there were no stock-based compensation costs since no warrants were issued to consultants.

As of March 31, 2023, there was a total of $645,623 of recognized compensation costs related to the stock option and warrant grants. The total unrecognized compensation related to unvested stock option awards granted was $2.2 million which the Company expects to recognize over a weighted-average period of approximately 2.9 years. There were no unrecognized compensation costs related to the warrants. No stock options or warrants were exercised during the period.

As of March 31, 2022, there were no stock-based compensation costs related to stock options and warrants. The stock-based compensation costs during this period related to the profit interests in Poseidon discussed above.

The stock-based compensation pertaining to the non-employee directors non-statutory stock options, consultants’ warrants to purchase common stock, and Class B profit interests in Poseidon were expensed as a general and administrative expense and Class B profit interests in Poseidon were expensed as research and development expense. The following table summarizes the allocation of stock-based compensation for the stock options, warrants, and for the Class B profit interests in Poseidon for the three months ended March 31, 2023 and 2022, respectively:

	For the three months ended
(in thousands)	2023	2022
Research and development expense	$—	$3,186
General and administrative expense	646	1,357
Total stock-based compensation expense	$646	$4,543

Warrants

Under SEC guidelines, the Company is required to record the issuance of warrants based on the “fair value” of the warrant. Under ASC 820-10-35-2, “Fair Value” has a very technical definition and is defined as “the price that would be received to sell an asset or paid to transfer a liability or equity in an orderly transaction between market participants at the measurement date.” ASC 480 provides guidance for determining whether an instrument must be classified as a liability or equity. For a warrant that is fully vested with a fixed life term, the instrument is classified as equity. The Company recognizes the expense amount of the estimated fair value of the warrant and records in an APIC account on the date of grant.

The Company estimates the fair value and the resulting amounts using the Black-Scholes option-pricing model. The fair value is recognized on a straight-line basis over the requisite service periods but accelerated to the extent that grants vest sooner than on a straight-line basis. Forfeitures are accounted for as they occur and requires management to make a number of other assumptions, the volatility of the underlying shares, the risk-free interest rate and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the grant or option.

The Company accounts for warrants issued based on their respective grant dates fair values. Prior to September 2022, the value of the Second Street Warrants was estimated considering, among other things, contemporaneous valuations for the Company’s common stock prepared by unrelated third-party valuation firms and prices set forth in the Company’s previous filings with the SEC for a proposed IPO of its common stock that was not pursued by the Company (“Legacy Ocean IPO filings”). The Company used the mid-range price per share based upon the Legacy Ocean IPO filings. Starting in September 2022, following the execution of the Business Combination Agreement with AHAC, the value of the Second Street Warrants was based on the closing price of AHAC’s Class A common stock as reported on the Nasdaq Global Select Market on the grant date. The Company estimates the fair value, based upon these values, using the Black-Scholes option pricing model, which is affected principally by the life of the warrant, the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the warrant for time periods approximately equal to the expected term of the warrant. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company records the amount in Other expenses.

Second Street Warrants

In February 2022, the Company entered into the Second Street Loan, pursuant to which the Company borrowed $600,000. The Company issued to Second Street Capital a warrant to purchase 312,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of the Company’s next financing, Second Street Capital has the right to put the warrants to the Company in exchange for a payment of $250,000.

The Company recognized interest expense in the amount of $250,000 for the put option and recorded the liability in its condensed consolidated financial statements for the three-month period ended March 31, 2022.

In April 2022, the Company entered into the Second Street Loan 2, pursuant to which the Company borrowed $200,000. The Company issued to Second Street Capital a warrant to purchase 62,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this warrant. The estimated fair value of the warrant to purchase common stock on the grant date was $6.22 per share and was determined using the Black-Scholes option-pricing model. The Company recognized interest expense of $388,938 in the second quarter of 2022 for the warrants issued based on the estimated fair value of the awards on the date of grant.

The following assumptions were used to estimate the fair value of the warrants that were granted on April 22, 2022:

Risk-free interest rate	2.1%
Fair value of common stock of the Company	$11.00
Expected dividend yield	—
Expected terms in years	4
Expected volatility	75%

On September 30, 2022, the Second Street Loan and Second Street Loan 2 were amended whereas the maturity dates were extended from November 18, 2022 to December 30, 2022. In consideration of the extensions, the Company issued to Second Street Capital a warrant to purchase 75,000 shares of the Company’s common stock with an exercise price of $10.20 per share exercisable until September 30, 2026. The estimated fair value of the warrant to purchase common stock on the grant date was $5.80 per share and was determined using the Black-Scholes option-pricing model. The Company recognized interest expense of $435,075 in the third quarter of 2022 for the warrants issued based on the estimated fair value of the awards on the date of grant.

The following assumptions were used to estimate the fair value of the warrants that were granted on September 30, 2022:

Risk-free interest rate	2.5%
Fair value of common stock of the Company	$10.20
Expected dividend yield	—
Expected terms in years	4
Expected volatility	75%

In connection with the Closing, pursuant to a Warrant Exchange Agreement, on February 14, 2023, the Company replaced the three original warrants issued to Second Street Capital with new warrants, which consist of three warrants for the number of shares of our common stock equal to the economic value of the warrants previously issued to Second Street Capital. The new warrants are exercisable for a total of 511,712 shares of the Company’s common stock at an exercise price of $8.06 per share and 102,342 shares of the Company’s common stock at an exercise price of $7.47 per share. The new warrants expire four years from their date of issuance.

Effective February 15, 2023, the Second Street Loan and Second Street Loan 2 were further amended whereas the maturity dates were extended from February 15, 2023 to March 31, 2023. In consideration of the extensions, the Company issued to Second Street Capital a warrant to purchase 75,000 shares of the Company’s common stock with an exercise price of $10.34 per share exercisable until March 31, 2028. The estimated fair value of the warrant to purchase common stock on the grant date was $3.19 per share and was determined using the Black-Scholes option-pricing model. The Company recognized interest expense in the amount of $239,025 in the Company’s condensed consolidated financial statements for the period ended March 31, 2023 for the warrants issued based on the estimated fair value of the awards on the date of grant.

The following assumptions were used to estimate the fair value of the warrants that were granted on February 15, 2023:

Risk-free interest rate	4.0%
Fair value of common stock of the Company	$6.03
Expected dividend yield	—
Expected terms in years	5
Expected volatility	75%

Effective March 29, 2023, the Company entered into a Loan Agreement with Second Street Capital pursuant to which the Company could borrow up to $1 million to pay certain accrued expenses. Of this amount, the Company borrowed $700,000. The Company issued a warrant to the lender for 200,000 shares of the Company’s common stock, exercisable for five years at an exercise price of $10.34. The estimated fair value of the warrant to purchase common stock on the grant date was $3.74 per share and was determined using the Black-Scholes option-pricing model. The estimated fair value of the warrant was $748,200 that is amortized over the term of the loan. The Company recognized $49,880 as interest expense in Other income/(loss) in its condensed consolidated financial statements for the three-months ended March 31, 2023. The balance of the estimated fair value of the warrants of $698,320 will be amortized over the term of the loan.

The following assumptions were used to estimate the fair value of the warrants that were granted on March 29, 2023:

Risk-free interest rate	4.0%
Fair value of common stock of the Company	$6.77
Expected dividend yield	—
Expected terms in years	5
Expected volatility	75%

Effective March 31, 2023, the Second Street Loan and the Second Street Loan 2 were further amended to extend the maturity dates to May 31, 2023. In addition, an additional warrant was issued to purchase 150,000 shares of the Company’s common stock with an exercise price of $11.50. The estimated fair value of the warrant to purchase common stock on the grant date was $3.50 per share and was determined using the Black-Scholes option-pricing model. The Company recognized interest expense of $524,400 for the warrants issued based on the estimated fair value of the awards on the date of grant in its condensed consolidated financial statements for the three-months ended March 31, 2023.

The following assumptions were used to estimate the fair value of the profits interests that were granted on March 31, 2023:

Risk-free interest rate	4.0%
Fair value of common stock of the Company	$6.64
Expected dividend yield	—
Expected terms in years	5
Expected volatility	75%

The Company recognized total interest expense in the amount of $813,305 for the Second Street warrants issued in the three months ended March 31, 2023 based on the estimated fair value of the awards on the date of grant in its condensed consolidated financial statements for the three months ended March 31, 2023. The balance of the estimated fair value of the warrants of $698,320 will be amortized over the remaining term of the loan.

McKra Investments III Warrant

Effective March 28, 2023, the Company entered into a Loan Agreement with McKra pursuant to which the Company borrowed $1,000,000. The Company issued a warrant to purchase 200,000 shares of the Company’s common stock, with an exercise price of $10.34 per share, exercisable until March 27, 2028. The estimated fair value of the warrant to purchase common stock on the grant date was $3.95 per share and was determined using the Black-Scholes option-pricing model. The estimated fair value of the warrant was $789,400 that is amortized over the term of the loan. The Company recognized $70,169 as interest expense in Other income/(loss) in its condensed consolidated financial statements for the three-months ended March 31, 2023. The balance of the estimated fair value of the warrants of $719,231 will be amortized over the remaining term of the loan.

The following assumptions were used to estimate the fair value of the warrants that were granted on March 28, 2023:

Risk-free interest rate	4.0%
Fair value of common stock of the Company	$7.04
Expected dividend yield	—
Expected terms in years	5
Expected volatility	75%

The Company recognized total interest expense in the amount of $883,474 for the warrants issued for the three months ended March 31, 2023 based on the estimated fair value of the awards on the date of grant in its condensed consolidated financial statements. The balance of the estimated fair value of the warrants of $1,417,551 will be amortized over the remaining term of the loan.

IPO Warrants

At March 31, 2023, there were warrants outstanding to purchase shares of the Company’s common stock issued in connection with AHAC’s initial public offering (the “IPO Warrants”). The IPO Warrants consist of (i) warrants to purchase up to 5,411,000 shares of the Company’s common stock that are issuable upon the exercise of 5,411,000 warrants (the “Private Placement Warrants”), originally issued in a private placement at a price of $1.00 per Private Placement Warrant in connection with the initial public offering of AHAC, and (ii) up to 5,250,000 shares of common stock that are issuable upon the exercise of 5,250,000 warrants (the “Public Warrants”), originally issued in AHAC’s initial public offering as part of the AHAC units at a price of $10.00 per unit, with each unit consisting of one share of the Company’s common stock and one-half of one Public Warrant. Each whole IPO Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Business Combination. However, the IPO Warrants are not exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the IPO Warrants. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the IPO Warrants is not effective within a specified period following the consummation of the Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise IPO Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9)of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their IPO Warrants on a cashless basis. In such event, each holder would pay the exercise price by surrendering the IPO Warrants for that number of shares of Company’s common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Company’s common stock underlying the IPO Warrants, multiplied by the difference between the exercise price of the IPO Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of Company’s common stock for the five trading days ending on the trading day prior to the date of exercise. The warrants will expire on February 14, 2028 at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the Public Warrants for redemption, in whole and not In part, at a price of $0.01 per warrant,

●	at any time after the warrants become exercisable;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading-day period commencing after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

The right to exercise will be forfeited unless the IPO Warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a Public Warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

The redemption criteria for the IPO Warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of our redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If the Company calls the IPO Warrants for redemption as described above, it’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of the Company’s common stock equal to the quotient obtained by dividing(x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the shares of common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The IPO Warrants were issued in registered form under a warrant agreement. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval, by written consent or vote, of the holders of at least 50% of the then-outstanding IPO Warrants in order to make any change that adversely affects the interests of the registered holders.

The exercise price and number of shares of the Company’s common stock issuable on exercise of the IPO Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, except as described below, the IPO Warrants will not be adjusted for issuances of shares of the Company’s common stock at a price below their respective exercise prices.

For accounting purposes, the Company accounts for the Public Warrants in accordance with the guidance contained in ASC 480-10-25-8 and ASC 815-40 and are classified as an equity instrument.

Note 7. Other Income/(Expense)

Other income/(expense) consisted of the following (in thousands):

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Interest expense, including warrant issuances and amortization of debt issuance costs	$(1,543)	$(266)
Loss on stock issuance share consideration	(12,676)	—
Loss on extinguishment of debt	(13,595)	—
Transaction costs	(7,429)	—
Loss on Backstop Forward Purchase Agreement asset	(26,934)	—
Gain/(loss) on Foreign Currency	(1)	$1
Total other income/(expense)	$(62,178)	$(265)

Note 8. Net Loss Per Share

The Company computes basic loss per share using net loss attributable to stockholders and the weighted-average number of the Company’s common stock shares outstanding during each period, less shares subject to repurchase under the Backstop Forward Purchase Agreement. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. The Company’s potentially dilutive securities, which include stock options, earnout shares, and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to the Company’s stockholders’ is the same.

The net loss per share for the basic and diluted earnings calculations for the three months ended March 31, 2023 and 2022 is as follows (in thousands, except share and per share data):

	March 31, 2023	March 31, 2022
Income/(loss) available to common stockholders per share:
Net loss	$(67,401)	$(5,375)
Weighted average common shares outstanding:
Basic and diluted	24,822,033	23,355,432
Net loss per share – basic and diluted	$(2.72)	$(0.23)

Note 9. License Agreements

Elkurt/Brown License Agreements

On July 31, 2020, the Company entered into four separate Exclusive License Agreements (the “Initial Brown License Agreements”) with Elkurt, Inc.(“Elkurt”), a licensee of Brown University. On March 21, 2021, the Company and Elkurt amended each of the Initial Brown License Agreements. Elkurt is a company formed by our scientific co-founders and members of our Board, Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., PhD, Chair of the Department of Pathology and Laboratory Medicine at Brown University. Under the Initial Brown License Agreements, Elkurt grants us exclusive, royalty-bearing licenses to patent rights and nonexclusive, royalty-bearing licenses to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in certain fields. On August 31, 2021, the Initial Brown License Agreements were further amended to extend the date after which Elkurt can terminate the license agreements if the Company has not raised at least $10 million in equity financing by April 1, 2022. On March 25, 2022, the Initial Brown License Agreements were further amended to extend those termination dates to May 1, 2022. On July 1, 2022, the Initial Brown License Agreements were further amended to extend the termination dates to November 1, 2022 and acknowledge the accounts payable due and terms of payment.

On July 2, 2022, the Initial Brown License Agreements were further amended to extend the termination dates of the Commercialization Plan of the license agreements to an additional two years. On August 25, 2022, the Initial Brown License Agreements were further amended to extend the termination dates to November 1, 2023 and to extend the termination dates of the commercialization plan of the license agreements from an additional two years to three years. For each of the Initial Brown License Agreements, as amended, the Company is required to pay Elkurt a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021 until paid. In addition, beginning on January 1, 2022 and each year thereafter until January 1, 2027, the Company is required to pay an annual license maintenance fee of $3,000. Beginning on January 1, 2028, and every year thereafter the annual license maintenance fee shall become $4,000 per year. Upon successful commercialization, the Company is required to pay Elkurt between 0.5% to 1.5% of net sales based on the terms of each Initial Brown License Agreement. In addition, the Company must pay Elkurt, under each of the Initial Brown License Agreements, 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. As of March 31, 2023, the Company recorded annual license maintenance fees of $12,000, and license fees of $268,000.

The Company will also pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an Investigational New Drug Application (“IND”), or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. Ocean Biomedical is also responsible for reimbursement of patent costs. The Company recorded reimbursement of patent costs as general and administrative costs in the statements of operations as incurred. As of March 31, 2023, the Company has incurred reimbursed patent costs expenses to Brown University in the amount of $345,437, of which $297,700 has been paid.

The contract term for each of the Initial Brown License Agreements, as amended, continues until the later of the date on which the last valid claim expires or ten years. Either party may terminate each of the Initial Brown License Agreements in certain situations, including Elkurt being able to terminate the Initial Brown License Agreements at any time and for any reason after November 1, 2023 if the Company has not raised at least $10 million in equity financing by then. For the oncology programs, three of the license agreements have been sublicensed to our subsidiary, Ocean ChitoRx Inc, and for the fibrosis program, one license agreement has been sublicensed to our subsidiary, Ocean ChitofibroRx Inc.

On September 13, 2022, the Company entered into an additional Exclusive License Agreement (the “Brown Anti-PfGARP Small Molecules License Agreement”) with Elkurt. Under the Brown Anti-PfGARP Small Molecules License Agreement, Elkurt grants the Company an exclusive, royalty-bearing license to patent rights and a nonexclusive, royalty-bearing license to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in the field of malaria research.

For the Brown Anti-PfGARP Small Molecules License Agreement, the Company is required to pay Elkurt an initial license fee of $70,000, payable in two installments of $35,000 each on April 1, 2023 and June 30, 2023. Beginning September 13, 2023, the Company is obligated to pay Elkurt an annual license maintenance fee equal to (a) $3,000 until September 13, 2027, and (b) thereafter, an annual license maintenance fee of $4,000. Upon successful commercialization, the Company is required to pay Elkurt 1.25% of net sales based on the terms under the Brown Anti- PfGARP Small Molecules License Agreement. In addition, the Company must pay Elkurt 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company also is required to pay Elkurt $100,000 in the event that the Company or one of its sublicensees sublicenses this technology to a major pharmaceutical company or if the license agreement or any sublicense agreement for this technology is acquired by a major pharmaceutical company. A major pharmaceutical company is one that is publicly traded, with market capitalization of at least $5 billion and has been engaged in drug discovery, development, production and marketing for no less than 5 years. As of March 31, 2023, for this Brown Anti-PfGARP Small Molecules License Agreement, no license fees have been recorded in the Company’s condensed consolidated financial statements.

The Company will also pay Elkurt developmental and commercialization milestone payments pursuant to the Brown Anti-PfGARP Small Molecules License Agreement ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. The Company is also responsible for reimbursement of patent costs.

The contract term for the Brown Anti-PfGARP Small Molecules License Agreement continues until the later of the date on which the last valid claim expires or ten years. Either party may terminate the Brown Anti-PfGARP Small Molecules License Agreement in certain situations, including Elkurt being able to terminate the Brown Anti-PfGARP Small Molecules License Agreement at any time and for any reason after November 1, 2023 if the Company has not raised at least $10 million in equity financing by then.

Elkurt/Rhode Island Agreement

On January 25, 2021, the Company entered into an Exclusive License Agreement (the “Rhode Island License Agreement”) with Elkurt, a licensee of Rhode Island Hospital. On April 1, 2021, September 10, 2021, March 25, 2022, July 1, 2022 and August 26, 2022, the Company and Elkurt amended the Rhode Island License Agreement. Under the Rhode Island License Agreement, as amended, Elkurt grants the Company an exclusive, royalty-bearing license to patent rights and a nonexclusive, royalty-bearing license to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in a certain field.

For the Rhode Island License Agreement, the Company is required to pay Elkurt $110,000, due within 45 days of an equity financing of at least $10 million or November 1, 2023, whichever comes first, and beginning on January 1, 2022, an additional $3,000 annual maintenance fee thereafter, until January 1, 2028, at which point the annual maintenance fee will become $4,000 per year. The Company is also required to pay Elkurt 1.5% of net sales under the Rhode Island License Agreement. In addition, the Company must pay Elkurt 25% of all nonroyalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company will also pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. To date, the Company has incurred total reimbursed patent costs expenses to Rhode Island Hospital in the amount of $432,393 of which $131,986 has been paid. As of March 31, 2023, the Company recorded an expense for the annual license maintenance fee of $3,000, and the initial license fee of $110,000.

The contract term for the Rhode Island License Agreement began February 1, 2020 and will continue until the later of the date on which the last valid claim expires or fifteen years. Either party may terminate the Rhode Island License Agreement in certain situations, including Elkurt being able to terminate the license agreement at any time and for any reason by November 1, 2023, if the Company has not raised at least $10 million in equity financing by then. The Rhode Island License Agreement has been sublicensed to the Company’s subsidiary, Ocean Sihoma Inc.

Note 10. CMO Agreement

On December 31, 2020, the Company executed a Development and Manufacturing Services Agreement with Lonza AG and affiliate Lonza Sales AG (“Lonza”). The Company engaged Lonza pursuant to the development and manufacture of certain products and services along with the assistance in developing the product OCX-253. The agreement outlines the pricing for services and raw materials as incurred and payment terms. Through March 31, 2023, the Company has incurred an aggregate of $544,592 in expenses under this agreement since its inception, all of which is included in accounts payable at March 31, 2023.

The Development and Manufacturing Services Agreement will terminate on December 31, 2025. Either party may terminate the agreement within 60 days after it becomes apparent to either party that it will not be possible to complete the services for a scientific or technical reason after a good faith effort is made to resolve such problems. The agreement may be terminated by either party, immediately for any uncured material breach, insolvency, or liquidation. In the event of termination, the Company will pay Lonza all costs incurred through the termination date.

Note 11. Related Parties Transactions

License Agreements with Elkurt, Inc.

Elkurt/Brown Licenses

The Company is party to the four Initial Brown License Agreements with Elkurt. Elkurt is a company formed by the Company’s scientific co-founders Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., PhD, Chair of the Department of Pathology and Laboratory Medicine at Brown University. Dr. Elias and Dr. Kurtis are members of the Company’s Board. Under the Initial Brown License Agreements, Elkurt grants to the Company exclusive, royalty-bearing licenses to patent rights and nonexclusive, royalty-bearing licenses to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in certain fields. License fees are expensed as incurred as research and development expenses. Patent reimbursement fees are expensed as incurred as general and administrative expenses. As of March 31, 2023, the Company has incurred a total amount of $345,437 for patent reimbursement expenses to Brown University, of which $297,700 has been paid. As of March 31, 2023, the amount due to Elkurt for the Initial Brown License Agreements that is currently due to Brown University is $327,737 consisting of (i) patent reimbursement expenses of $47,737 recorded as general and administrative costs, (ii) license maintenance fees in the amount of $12,000, and (iii) initial license fees in the amount of $268,000 recorded as research and development costs. In addition, $42,727 is currently due for patent reimbursement expenses that Elkurt has previously paid on behalf of the Company. The amounts were recorded as accounts payable-related party on the condensed consolidated balance sheets.

Elkurt/Rhode Island Hospital License

The Company is party to the Rhode Island License Agreement, with Elkurt. Under the Rhode Island License Agreement, Elkurt grants to the Company an exclusive, royalty-bearing license to patent rights and a nonexclusive, royalty-bearing license to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in a certain field. As of March 31, 2023, the Company has incurred $432,393 for patent reimbursement expenses, of which $131,986 has been paid. The amount due to Elkurt in the amount of $300,407 is included in accounts payable-related party on the condensed consolidated balance sheets.

Transactions with Legacy Ocean’s Founder and Executive Chairman

As of December 31, 2021, Legacy Ocean’s Founder and Executive Chairman had paid for certain general and administrative expenses totaling $93,769 on behalf of the Company. The amounts were recorded as accounts payable-related parties on the condensed consolidated balance sheets. As of March 31, 2023, the amount due was $92,919. The reduction of $850 was actually paid by the Company for state taxes in 2022. The amounts were recorded as accounts payable-related party on the condensed consolidated balance sheets.

Transactions with Chief Accounting Officer

The Company’s Chief Accounting Officer previously provided consulting services to Legacy Ocean through RJS Consulting, LLC, his wholly owned limited liability company, through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of March 31, 2023 and 2022, the Company owed RJS Consulting, LLC $117,500 and $142,500, respectively. The amounts were recorded as accounts payable on the condensed consolidated balance sheets and were expensed as accounting fees in general and administrative expenses in 2021.

Transactions with Board Member and Sponsor of the Business Combination

On September 15, 2022 and December 13, 2022, the Company entered into the Sponsor Extension Loan and the NPIC Sponsor Extension Loan, respectively, between the Company, the Sponsor, various lenders, pursuant to which the lenders loaned an aggregate of $2,100,000 to the Sponsor and the Sponsor loaned an aggregate of $2,100,000 to us. Amounts loaned from the lenders to the Sponsor accrue interest at 8% per annum and amounts loaned from the Sponsor to the Company do not accrue interest. As of March 31, 2023, $1,550,000 remains unpaid to the Sponsor, $500,000 which was due no later than May 15, 2023 and $1,050,000 which was due no later than May 25, 2023. The Company intends to pay the Sponsor Extension and the NPIC Sponsor Extension Loan in full from the proceeds received from the initial issuance of Notes under the Ayrton Convertible Note Financing (see Note 12 - Subsequent Events - Ayrton Convertible Note Financing).

Note 12. Subsequent Events

The Company has evaluated subsequent events through May 24, 2023, the date that these condensed consolidated financial statements were issued. Except for the matters disclosed below, no additional subsequent events had occurred that would require recognition or disclosure in these condensed consolidated financial statements.

The Backstop Parties sold 105,572 Recycled Shares of the Company’s common stock during the quarter ended March 31, 2023, resulting in net proceeds paid to the Company in April 2023 of $1.1 million.

Under the Common Stock Purchase Agreement and the White Lion Registration Rights Agreement, the Company is required to file a registration statement with the SEC to register for the resale by White Lion shares of common stock and to issue to White Lion at that time shares of its common stock based upon a formula contained in those agreements. Effective April 18, 2023, the Company and White Lion agreed that the Company would issue 75,000 shares of its common stock to White Lion in satisfaction of this obligation.

On April 19, 2023, as required by the Modification Agreement, the Company issued to the NPIC Lender 50,000 shares of the Company’s common stock. Further, as required by the Modification Agreement, the Company issued to the NPIC Lender 50,000 shares of the Company’s common stock on May 12, 2023, and 50,000 shares of the Company’s common stock on May 19, 2023. The maturity dates of the loans made pursuant to the NPIC Sponsor Extension Loan have each been extended to May 25, 2023.

In connection with the Marketing Services Agreement, dated March 7, 2023, between the Company and Outside The Box Capital (“OTBC”), the Company issued to OTBC 13,257 shares of its common stock as consideration, pursuant to the Marketing Services Agreement, in the second quarter of 2023.

On May 15, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of the Company’s common stock, in an aggregate principal amount of up to $27 million, in a private placement (the “Ayrton Convertible Note Financing”). The Company expects to consummate the closing for the sale of (i) the initial Note in the principal amount of $7.56 million and (ii) a warrant to initially acquire up to 552,141 additional shares of the Company’s common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “Warrant”), which is subject to customary closing conditions, on or about May 24, 2023 (the “Initial Closing”). The Notes will be sold at an original issue discount of eight percent (8%). Future issuances of Notes (“Additional Closings”) are subject to satisfaction of certain conditions. The SPA contains certain representations and warranties, covenants and indemnities customary for similar transactions. At the closing of the first Additional Closing, $8.64 million of Notes will be issued (the “First Additional Closing Date”) and $10.8 million of Notes will be issued at the closing of the second Additional Closing. So long as any Notes remain outstanding, the Company and each of its subsidiaries are prohibited from effecting or entering into an agreement to effect any subsequent placement involving a Variable Rate Transaction, other than pursuant to the White Lion Common Stock Purchase Agreement. “Variable Rate Transaction” means a transaction in which the Company or any of its subsidiaries (i) issues or sells any convertible securities either (A) at a price that is based upon with the trading prices of the Company’s common stock, or (B) with a price that is subject to being reset at some future date or upon the occurrence of specified events related to the business of the Company or the market for its common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enters into any agreement whereby the Company or any of its subsidiaries may sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights).

The Company is required to obtain stockholder approval authorizing the issuance of the Company’s common stock under the Notes and Warrant in compliance with the rules and regulations of the Nasdaq Capital Market (“Nasdaq”) (without regard to any limitations on conversion or exercise set forth in the Notes or Warrant, respectively), including, shares of the Company’s common stock to be issued in connection with any Additional Closing. Unless the Company obtains the approval of its stockholders as required by Nasdaq, the Company will be prohibited from issuing any shares of common stock upon conversion of the Notes or otherwise pursuant to the terms of the Notes or Warrant, if the issuance of such shares of common stock would exceed 19.99% of the Company’s outstanding shares of common stock as of the date of the SPA or otherwise exceed the aggregate number of shares of common stock which the Company may issue without breaching the Company’s obligations under the rules and regulations of Nasdaq.

The interest rate applicable to each Note is, as of any date of determination, the lesser of (I) eight percent (8%) per annum and (II) the greater of (x) five percent (5%) per annum and (y) the sum of (A) the “secured overnight financing rate,” which from time to time is published in the “Money Rates” column of The Wall Street Journal (Eastern Edition, New York Metro), in effect as of such date of determination and (B) two percent (2%) per annum; provided, further, that each of the forgoing rates shall be subject to adjustment from time to time in accordance with the SPA. Each Note will mature on the first anniversary of its issuance (the “Maturity Date”). Additionally, each Note is required to be senior to all the Company’s other indebtedness, other than certain permitted indebtedness. The Notes will be secured by all the Company’s existing and future assets (including those of the Company’s significant subsidiaries). Upon the occurrence of certain events, the Notes will be payable in monthly installments. A noteholder may, at its election, defer the payment of all or any portion of the installment amount due on any installment date to another installment payment date.

All or any portion of the principal amount of each Note, plus accrued and unpaid interest, any late charges thereon and any other unpaid amounts (the “Conversion Amount”), is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $10.34 per share, subject to certain adjustments. At any time during certain events of default under the Note, a noteholder may alternatively (the “Alternate Conversion”) elect to convert all or any portion of the Conversion Amount into shares of the Company’s common stock at an Alternate Conversion Price set forth in the SPA. A noteholder will not have the right to convert any portion of a Note, to the extent that, after giving effect to such conversion, the noteholder (together with certain of its affiliates and other related parties) would beneficially own in excess of 9.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion.

Upon a change of control of the Company (the “Change of Control”), noteholders may require the Company to redeem all, or any portion, of the Notes at a price equal to the greater of: (i) the product of (w) 115% multiplied by (y) the Conversion Amount being redeemed, (ii) the product of (x) 115% multiplied by (y) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient determined by dividing (I) the greatest closing sale price of the shares of the Company’s common stock during the period beginning on the date immediately preceding the earlier to occur of (1) the consummation of the applicable Change of Control and (2) the public announcement of such Change of Control and ending on the date the holder delivers the Change of Control redemption notice by (II) the Alternate Conversion Price then in effect and (iii) the product of (y) 115% multiplied by (z) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of the Company’s common stock to be paid to the Company’s stockholders upon consummation of such Change of Control divided by (II) the Conversion Price then in effect.

The Notes provide for certain events of default, including, among other things, any breach of the covenants described below and any failure of Dr. Chirinjeev Kathuria to be the chairman of the Board of Directors of the Company. In connection with an event of default, the noteholders may require the Company to redeem all or any portion of the Notes, at a price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 115% and (ii) the product of (X) the Conversion Rate (using the Alternate Conversion Price then in effect) with respect to the Conversion Amount in effect at such time as the holder delivers an event of default redemption notice multiplied by (Y) the product of (1) 115% multiplied by (2) the greatest closing sale price of the Company’s common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made.

The Company is subject to certain customary affirmative and negative covenants regarding the rank of the Notes, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. The Company also will be subject to financial covenants requiring that (i) the amount of the Company’s available cash equal or exceed (x) prior to the First Additional Closing Date, $1.0 million or (y) after the First Additional Closing Date, $2.5 million; (ii) the ratio of (a) the outstanding principal amount of the Notes, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 35%; and (iii) at any time any Notes remain outstanding, with respect to any given calendar month (each, a “Current Calendar Month”) (x) the available cash on the last calendar day in such Current Calendar Month shall be greater than or equal to the available cash on the last calendar day of the month prior to such Current Calendar Month less $1.5 million.

On May 23, 2023 the Company received an Equity Prepaid Forward Transaction - Valuation Date Notice (“Notice”) from Vellar which designates May 23, 2023 as the Maturity Date under the Backstop Forward Purchase Agreement stating that due to the Company’s failure to timely register the shares held by Vellar, Vellar has the right to terminate the Backstop Forward Purchase Agreement as to their portion of the shares and are claiming that they are entitled to receive Maturity Consideration (as defined in the Backstop Forward Purchase Agreement) equal to $6,667,667. As of the date of this filing, management is actively reviewing this Notice and takes issue with multiple aspects of the Notice including, but not limited to, Vellar’s Maturity Consideration calculation. As such, the Company is consulting with advisors and regulators and intends to actively and aggressively defend itself should Vellar continue on its present course of action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with Ocean Biomedical, Inc.’s (the “Company,” “Ocean Biomedical,” “we,” “us” and “our”) condensed consolidated financial statements and related notes included elsewhere in this Report and the audited consolidated financial statements and related notes thereto included in Exhibit 99.2 our Amendment No. 2 to Form 8-K filed with the SEC on March 31, 2023. The information contained in this discussion and other parts of this Report include forward-looking statements that involve risks, uncertainties, and assumptions in our business plans, strategy, and related financing. Our actual results could differ materially from the results discussed in or implied by these forward-looking statements. Factors that could contribute or cause such differences include, but are not limited to, the information below and the information discussed in the section titled “Cautionary Note Regarding Forward-looking Statements.”

On February 14, 2023, the registrant consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated August 31, 2022, as amended on December 5, 2022 by Amendment No. 1 (as amended, the “Business Combination Agreement”), by and among Ocean Biomedical, Inc., formerly known as Aesther Healthcare Acquisition Corp. (the “Company”), AHAC Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Aesther Healthcare Sponsor, LLC (the “Sponsor”), in its capacity as purchaser representative, Ocean Biomedical Holdings, Inc., formerly known as Ocean Biomedical, Inc., a Delaware corporation (“Legacy Ocean”), and Dr. Chirinjeev Kathuria, in his capacity as seller representative. In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from “Aesther Healthcare Acquisition Corp.” to Ocean Biomedical, Inc.” References to the “Company”, “Ocean Biomedical”, “we”, “us” and “our” refer to the Legacy Ocean prior to the Closing of the Business Combination and Ocean Biomedical, Inc., formerly known as Aesther Healthcare Corp., on a consolidated basis with Legacy Ocean, for periods after the Closing of the Business Combination.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and are being made pursuant to the safe harbor provisions contained therein. These forward-looking statements relate to current expectations and strategies, future operations, future financial positioning, future revenue, projected costs, prospects, current plans, current objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from expectations, estimates, and projections expressed or implied by these forward-looking statements and, consequently, you should not rely on these forward-looking statements as a guarantee, an assurance, a prediction or a definitive statement of fact or probability of future events. In some cases, you can identify forward-looking statements through the use of words or phrases such as “may”, “should”, “could”, “predict”, “potential”, “plan”, “seeks”, “believe”, “will likely result”, “expect”, “continue”, “will continue”, “will”, “will be”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “outlook”, and similar expressions, or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature, but the absence of such words does not mean that a statement is not forward-looking. These forward-looking statements are not historical facts, but instead they are predictions, projections and other statements about future events are based upon estimates and assumptions that, while considered reasonable by the registrant and its management, are inherently uncertain. These forward-looking statements are provided for illustrative purposes only and actual events and circumstances are difficult or impossible to predict and will differ from assumptions. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Annual Report”).

Forward-looking statements in this Report refer to Ocean Biomedical, Inc. and include, but are not limited to, statements about:

●	our future financial performance;
●	estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the success, cost and timing of product development activities and clinical trials of product candidates, including the progress of, and results from, planned clinical trials;
●	the success, cost and timing of completing IND-enabling studies of preclinical product candidates, and the timing of planned Investigational New Drug Application, or IND, submissions for such candidates;
●	plans to initiate, recruit and enroll patients in, and conduct planned clinical trials at the projected pace;
●	the intended benefits of our business model;
●	our ability to acquire licenses or otherwise obtain new product candidates to add to our portfolio for clinical development;
●	plans and strategy to obtain and maintain regulatory approvals of product candidates;
●	plans and strategy to obtain funding for operations, including funding necessary to complete further development and, upon successful development, if approved, commercialize any product candidates;
●	the potential benefit of any future orphan drug designations for product candidates;
●	our ability to compete with companies currently marketing or engaged in the development of treatments for fibrosis;
●	plans and strategy regarding obtaining and maintaining intellectual property protection for product candidates and the duration of such protection;
●	plans and strategy regarding the manufacture of product candidates for clinical trials and for commercial use, if approved;
●	plans and strategy regarding the commercialization of any products that are approved for marketing;
●	the size and growth potential of the markets for product candidates, and our ability to serve those markets, either alone or in combination with others;
●	expectations regarding government and third-party payor coverage and reimbursement;
●	success in retaining or recruiting, or changes required in, officers, key employees or directors;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business, as a result of which they would then receive expense reimbursements;
●	public securities’ potential liquidity and trading;
●	impact from the outcome of any known and unknown litigation;
●	future financial performance, including financial projections and business metrics and any underlying assumptions thereunder;
●	future business or product expansion, including estimated revenues and losses, projected costs, prospects and plans;
●	trends in the healthcare industry;
●	ability to scale in a cost-effective manner;
●	ability to obtain and maintain intellectual property protection;
●	future capital requirements and sources and uses of cash; and
●	impact of competition and developments and projections relating to competitors and industry.

Many factors may cause actual results to differ materially from these forward-looking statements including, but not limited to:

●	the risk of changes in applicable laws or regulations;
●	the risk of the need and ability to raise additional capital and the terms on which such capital is received;
●	the risk of our inability to succeed in clinical development or obtain FDA approval of lead pipeline indications;
●	increased regulatory costs and compliance requirements in connection with drug development;
●	the risk of our potential inability to comply with FDA post-approval requirements;
●	the risk of failure to comply with manufacturing regulations or unexpected increases in manufacturing costs;
●	the risk of the inability of our products to achieve broad market acceptance of existing or planned products and services and achieving sufficient production volumes at acceptable quality levels and prices;
●	the risk of increased competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and other research organizations;
●	new FDA approved drugs that compete with us in targeted indications;
●	the risk of failure of third-party service providers to comply with contractual duties;
●	the risk of failure to comply with international, federal and state healthcare;
●	the impact of COVID-19 on operations including its preclinical studies and clinical trials;
●	risks related to the ongoing COVID-19 pandemic and response, including supply chain disruptions;
●	the possibility that we may be adversely impacted by other economic, business, and/or competitive factors
●	changes in the markets in which we compete, including with respect to our competitive landscape, technology evolution, or regulatory changes;
●	the risk that we may fail to keep pace with rapid technological developments to provide new and innovative products and services or make substantial investments in unsuccessful new products and services;
●	the risk that the addressable market we intend to target does not grow as expected;
●	the risk of our inability to expand and diversify our manufacturing customer base;
●	changes in domestic and global general economic conditions;
●	the risk of loss of any key executives;
●	the risk of loss of any relationships with key partners;
●	the risk of loss of any relationships with key suppliers;
●	the risk of our inability to protect patents and other intellectual property;
●	the risk of lower-than-expected adoption rates;
●	the risk of the inability to develop, license or acquire new therapeutics;
●	the risk of the inability to initiate and increase engagement with distributors;
●	the risk of fluctuations in results of our major manufacturing customers;
●	the risk of our inability to execute our business plans and strategies, including growth strategies;
●	the risk that we experience difficulties in managing growth and expanding operations;
●	the risk that we may not be able to develop and maintain effective internal controls;
●	the risk of our inability to maintain sufficient inventory and capacity to meet customer demand;
●	the risk of our inability to deliver expected cost and manufacturing efficiencies;
●	the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;
●	the risk of product liability or regulatory lawsuits or proceedings relating to our business;
●	the risk of cyber security or foreign exchange losses;
●	general economic conditions and geopolitical uncertainty;
●	future exchange and interest rates; and
●	other risks and uncertainties, including those in the section entitled “Risk Factors” in our Annual Report, and other documents filed or to be filed with the SEC by the Company.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties that are described in the section entitled “Risk Factors” in our Annual Report, which are incorporated herein by reference, as well as other documents to be filed by us from time to time with the SEC. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and while we may elect to update these forward-looking statements at some point in the future, they assume no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. We are not giving any assurance that we will achieve our expectations. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this Report. Accordingly, undue reliance should not be placed upon the forward-looking statements.

Overview

We are a biopharmaceutical company that seeks to bridge the “bench-to-bedside” gap between medical research discoveries and patient solutions. We do this by leveraging our strong relationships with research universities and medical centers to license their inventions and technologies with the goal of developing them into products that address diseases with significant unmet medical needs. We believe that our differentiated business model positions us to capture inventions created at these institutions that might otherwise fail to be commercialized to benefit patients. Our team of accomplished scientists, business professionals and entrepreneurs bring together the interdisciplinary expertise and resources required to develop and commercialize a diverse portfolio of assets. We are organized around a licensing and subsidiary structure that we believe will enable us to create mutual value both for us and potential licensing partners. We believe this structure, combined with the professional networks of our leadership team members, allows us to opportunistically build a continuous pipeline of promising product innovations through our existing and potential future relationships with research institutions. Our goal is to optimize value creation for each of our product candidates, and we intend to continuously assess the best pathway for each as it progresses through the preclinical and clinical development process—including through internal advancement, partnerships with established companies and spin-outs or initial public offerings, (“IPOs”)—in order to benefit patients through the commercialization of these products. Our current active assets are licensed from Brown University and Rhode Island Hospital. Our scientific co-founders and members of our Board of Directors (“Board”), Dr. Jack A. Elias and Dr. Jonathan Kurtis, are both affiliated with Brown University and with Rhode Island Hospital. Our strategy is to accelerate the flow of the academic discoveries and the required clinical development required for these product candidates and advance them commercially. The number of potential opportunities at research universities and medical centers is large, but only a small fraction of these opportunities is currently tapped in the market. The gap remains wide and we believe this presents an attractive opportunity for us to become an industry leader by addressing a need to accelerate the advancement of therapeutics that can address significant unmet medical needs. The core elements that we believe differentiate our business model include:

●	Harnessing inventions and technologies from research universities and medical centers. We are experienced at identifying and sourcing breakthrough discoveries at academic and research institutions, including our current partnerships with Brown University and Rhode Island Hospital.

●	Developing new drug therapies through an operationally efficient, evidence-based and milestone- driven approach. Once we select an asset for development, we pursue what we believe are appropriate development strategies that we aim to execute efficiently by leveraging contract research and contract manufacturing organizations, or contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), and other drug development experts and consultants.

●	Building a diverse portfolio of product candidates. We are evidence-based and program agnostic, meaning that our resources are driven strictly by program progress and milestone achievements. Our approach is to develop multiple diverse programs in parallel which mitigates business risk.

●	Providing attractive economic upside to our partners at research universities and medical centers. We have a structure wherein our parent company houses each program in a subsidiary. We believe this structure is optimal to provide attractive economic incentives to the discovering institution and its researchers.

●	Employing a multi-disciplinary approach to drug discovery and development across our programs. Our business model is based on bringing together the appropriate disciplines and expertise needed for each of our programs and leveraging learnings across programs and disease areas.

●	Exploiting multiple commercialization options to maximize each program’s value. Throughout the development of our product candidates, we plan to continually assess that program’s potential paths to market, and we will endeavor to identify and maximize commercial value through various options, including internal advancement, partnerships with established companies, and spin-outs or IPOs.

●	Leadership team comprised of academic, scientific and business innovators. We have assembled an industry-leading, multi-disciplinary team consisting of physicians, scientists and business leaders with significant experience in progressing product candidates from early-stage research through clinical trials, regulatory approval and ultimately to commercialization. Although our company has not yet developed or commercialized any biopharmaceutical products, key members of our management team have experience doing so in previous endeavors.

We believe our differentiated business model will enable us to commercialize our products, if approved, and will allow us to replicate our licensing partnerships through aligned incentive structures with research universities and medical centers.

Our pipeline consists of both preclinical and clinical-stage programs. We anticipate moving certain preclinical product candidates in our oncology, fibrosis and/or infectious disease programs into the clinic in the next 12 to 24 months.

On December 31, 2020, we executed a Development and Manufacturing Services Agreement with Lonza AG and affiliate Lonza Sales AG (“Lonza”). We engaged Lonza (and Lonza affiliates) for the development and manufacture of certain products and services along with assistance in developing the product OCX-253. Under this agreement, Lonza will perform the following key activities in two stages in support of our IND-enabling program plan: first, to perform a manufacturability assessment of the OCX- 253 monoclonal antibody drug candidates, generate or arrange to be generated synthetic genes and single gene vectors and vector constructions, and conduct gene vector construct testing; and second, to generate and assess growth and productivity for cell lines to be used for synthesizing OCX-253 drug candidate. The agreement provides that we will pay for all raw materials and related fees. Further, the agreement stipulates immediate 100% payment of invoices for any stage of work worth less than GBP 50,000, and deferral of 50% of payment for any stage of work worth more than GBP 50,000 to the release of applicable batches or completion of applicable services.

In December 2020, the sole stockholder of Legacy Ocean contributed 100% of his founders shares in the amount of 17,112,298 shares to Poseidon Bio, LLC (“Poseidon”) which became the sole stockholder of Legacy Ocean. In February 2021, Poseidon transferred 342,244 shares of Legacy Ocean’s common stock back to Legacy Ocean’s founder. In February 2021, Poseidon amended and restated its operating agreement to allow additional members into Poseidon by issuing Class A units and Class B units in which Legacy Ocean’s founder is the sole Class A unit holder who holds 100% of the voting power of Poseidon. In addition, certain executives and employees were granted Class B unit profit interests in Poseidon. These profit interests grants in Legacy Ocean’s controlling shareholder were deemed to be transactions incurred by the shareholder and within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation. As a result, the related transactions by the stockholder were pushed down into our consolidated financial statements. As of March 31, 2023, Legacy Ocean’s founder held 100% of the voting power and 69% of the equity interests in Poseidon. The Business Combination will have no impact on the Poseidon Class B units and we do not anticipate that Poseidon will make any additional grants.

In March 2021, we authorized the issuance of shares of common stock in Legacy Ocean to certain persons who were accredited investors (consisting of friends and family of Legacy Ocean’s employees) at an aggregate offering price of $1.0 million. As of February 14, 2023, Legacy Ocean had issued 41,828 shares of common stock at an aggregate offering price of $1.0 million.

In February 2022, we entered into a Loan Agreement (the “Second Street Loan”) with Second Street Capital, LLC (“Second Street Capital”), pursuant to which we borrowed $600,000. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. We issued to Second Street Capital a warrant to purchase 312,500 shares of Legacy Ocean common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of our next financing, Second Street Capital has the right to put the warrants to the Company in exchange for a payment of $250,000. We were originally required to repay the Second Street Loan on the earlier of (i) 5 business days after our next financing or (ii) November 18, 2022. We recognized as interest expense in Other income/(loss) $250,000 for the put option in the first quarter of 2022.

In April 2022, we entered into a second Loan Agreement with Second Street Capital (the “Second Street Loan 2”), pursuant to which the Company borrowed $200,000. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. We issued to Second Street Capital a warrant to purchase 62,500 shares of Legacy Ocean common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. We were originally required to repay the Second Street Loan 2 on the earlier of (i) 5 business days after our next financing or (ii) November 18, 2022. We recognized as interest expense in Other income/(loss) $388,938 in the second quarter of 2022 for the warrants issued based on the estimated fair value of the awards on the date of grant.

On September 30, 2022, the Second Street Loan and Second Street Loan 2 were amended whereas the maturity dates were extended from November 18, 2022 to December 30, 2022. We were required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after our next financing or closing of the Business Combination or (ii) December 30, 2022. In consideration of the extensions, we issued to Second Street Capital a warrant to purchase 75,000 shares of Legacy Ocean common stock with an exercise price of $10.20 per share exercisable until September 30, 2026. We recognized as interest expense in Other income/(loss) $435,075 for the warrants issued based on the estimated fair value of the awards on the date of grant.

On December 30, 2022, the Second Street Loan and the Second Street Loan 2 were further amended to extend the maturity dates to February 15, 2023. No additional warrants were issued to Second Street Capital in connection with the extensions. We were required to repay the Second Street Loan and the Second Street Loan 2 on the earlier of (i) 5 business days after our next financing or (ii) February 15, 2023.

We recognized a total expense in the amount of $1,074,013 as interest expense in Other income/(loss) for the year ended December 31, 2022 for the put option and warrants issued to Second Street Capital of which $250,000 was for the put option and $824,013 was for the warrants issued for the year ended December 31, 2022. The warrants issued to Second Street Capital were converted into warrants to purchase our common stock, post-closing of the Business Combination, as described below under “Closing of Business Combination.”

On January 10, 2023, the Second Street Loan 2 was further amended whereas increasing the loan amount from $200,000 to $400,000. A loan fee of $15,000 and a minimum return assessment fee of $35,000 were charged and paid from the $200,000 loan advance for net proceeds of $150,000. We were originally required to repay the principal and accrued interest of the Second Street Loan 2 the earlier of (i) 5 business days after our next financing or closing of the Business Combination or (ii) February 15, 2023.

Effective February 15, 2023, the Second Street Loan and Second Street Loan 2 were further amended whereas the maturity dates were extended from February 15, 2023 to March 31, 2023. We were required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after our next financing or (ii) March 31, 2023. In consideration of the extensions, we issued to Second Street Capital a warrant to purchase 75,000 shares of our common stock with an exercise price of $10.34 per share exercisable until March 31, 2028. An extension fee of $75,000 was recorded and $239,025 was recognized as interest expense in Other income/(loss) in our condensed consolidated financial statements for the period ended March 31, 2023.

Effective March 29, 2023, we entered into a Loan Agreement with Second Street Capital (the “March Second Street Loan”) pursuant to which we could borrow up to $1 million to pay certain accrued expenses. Of this amount, we borrowed $700,000. The loan bears interest at 15% per annum and is due as described under “Short-Term Loans” below. We issued a warrant to the lender for 200,000 shares of our common stock, exercisable for five years at an exercise price of $10.34 and will pay up to $150,000 in loan fees at maturity. Since the Company only borrowed $700,000, the loan fee due is $105,000 at maturity. The estimated fair value of the warrant was $748,200 that is amortized over the term of the loan. The Company recognized $49,880 as interest expense in Other income/(loss) in its condensed consolidated financial statements for the three-months ended March 31, 2023.

Effective March 31, 2023, the Second Street Loan and the Second Street Loan 2 were further amended to extend the maturity dates to May 31, 2023, and we are currently required to repay the loans as described under “Short-Term Loans” below. In addition, an additional warrant was issued to purchase 150,000 shares of our common stock with an exercise price of $11.50 and a loan fee of $95,000 was charged. We recognized as interest expense in Other income/(loss) $524,400 for the warrants issued based on the estimated fair value of the awards on the date of grant in our condensed consolidated financial statements for the three-months ended March 31, 2023.

Effective March 28, 2023, we entered into a Loan Agreement (the “McKra Loan”) with McKra Investments III (“McKra”) pursuant to which we borrowed $1,000,000. We issued a warrant to purchase 200,000 shares of our common stock, with an exercise price of $10.34 per share, exercisable until March 27, 2028. We will pay a $150,000 loan and convenience fee due upon repayment of the loan. Repayment of the loan is due as described under “Short-Term Loans” below. The Company has to amortize the fair value calculation over the term of the loan on a straight-line basis by days. The estimated fair value of the warrant was $789,400 that is amortized over the term of the loan. The Company recognized $70,169 as interest expense in Other income/(loss) in its condensed consolidated financial statements for the three-months ended March 31, 2023. The balance of the estimated fair value of the warrants of $719,231 will be amortized over the remaining term of the loan.

Since Legacy Ocean’s inception in 2019, we have devoted substantially all of our efforts to organizing, research and development activities, business planning, building our intellectual property positions and providing general and administrative support for these operations. We have not generated any revenue from product sales.

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our net operating losses were $67.4 million and $5.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $149.0 million and $81.6 million, respectively. Our current liabilities are $23.4 million and $12.7 million as of March 31, 2023 and December 31, 2022, respectively. The current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

We expect to continue to generate operating losses for the foreseeable future. Our future viability is dependent on the success of our research and development and our ability to access additional capital to fund our operations. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations, and the ability to obtain additional capital to fund operations. Our therapeutic products will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require additional capital, adequate personnel and extensive compliance reporting capabilities. There can be no assurance that our research and development will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval, or that any approved products will be commercially viable.

In January 2019, we formed three wholly-owned subsidiaries of Legacy Ocean. In February 2021, we formed a fourth wholly-owned subsidiary. The subsidiaries were formed to organize our therapeutic programs in order to optimize multiple commercialization options and to maximize each program’s value. We anticipate that additional subsidiaries will also be formed in connection with future programs to provide attractive economic upside to our partners at research universities and medical centers. Our license agreements with Brown University and Rhode Island Hospital are licensed or sublicensed directly or indirectly, to the following subsidiaries:

●	Ocean ChitofibroRx Inc. (January 15, 2019)—Fibrosis program (one license with Elkurt/ Brown University);

●	Ocean ChitoRx Inc (January 15, 2019)—Oncology programs (three licenses with Elkurt/Brown University);

●	Ocean Sihoma Inc. (January 15, 2019)—Malaria disease program (one license with Elkurt/Rhode Island Hospital);

●	Ocean Promise, Inc. (February 12, 2021)—Reserved for future programs.

Impacts of COVID-19 and Market Conditions on Our Business

We have been actively monitoring the COVID-19 situation and its impact globally. For the three months ended March 31, 2023, we were not significantly impacted by COVID-19. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce the Company’s ability to access capital, which could in the future negatively affect our liquidity and could materially affect our business and the value of its common stock.

Business Combination Agreement with Aesther Healthcare Acquisition Corp.

Closing of Business Combination

On February 14, 2023 (the “Closing Date”), the Company, formerly known as Aesther Healthcare Acquisition Corp. (“AHAC”), consummated the Business Combination pursuant to the Business Combination Agreement. Pursuant to the Business Combination Agreement, on the Closing Date, Merger Sub merged with and into Legacy Ocean, with Legacy Ocean continuing as the surviving entity and a wholly-owned subsidiary of the Company. In connection with the Closing, the Company changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and Legacy Ocean changed its name from “Ocean Biomedical, Inc.” to “Ocean Biomedical Holdings, Inc.”

On the Closing Date, in connection with the Closing:

●	the Company issued to the holders of Legacy Ocean’s securities as of immediately prior to the Closing approximately 23,355,432 shares of the Company’s Class A common stock (with a per-share value of $10.00) with an aggregate value equal to $233,554,320, as adjusted as required by the Business Combination Agreement to take into account net working capital, closing net debt and Legacy Ocean’s transaction expenses, in exchange for all of the issued and outstanding capital stock of Legacy Ocean;

●	Aesther Healthcare Sponsor, Inc.’s (the “Sponsor”) 2,625,000 shares of the Company’s Class B common stock converted on a one-for-one basis into 2,625,000 shares of the Company’s Class A common stock pursuant to the Company’s Third Amended and Restated Certificate of Incorporation (the “Amended Certificate”);

●	the Company issued to the Sponsor 1,365,000 additional shares of the Company’s Class A common stock in connection with the Sponsor obtaining two (2) three-month extensions beyond the September 16, 2022 deadline to complete an initial business combination (the “Sponsor Extension Shares”);

●	the Backstop Parties (as defined below) purchased 1,200,000 shares of the Company’s Class A common stock prior to the closing that were not redeemed (the “Share Consideration Shares”);

●	the Backstop Parties (as defined below) purchased 3,535,466 shares of the Company’s Class A common stock prior to the closing that were not redeemed and are subject to the forward purchase provisions of the Backstop Agreement (the “Recycled Shares”);

●	5,570,965 shares of the Company’s Class A Common Stock were redeemed immediately prior to Closing of the Business Combination;

●	the Company issued to Second Street Capital, Legacy Ocean’s lender, three (3) warrants for the number of shares of the Company’s common stock equal to the economic value of the Legacy Ocean warrants previously issued to Second Street in exchange for the termination of the Legacy Ocean warrants. The new warrants are exercisable for a total of 511,712 shares of the Company’s common stock at an exercise price of $8.06 per share and 102,342 shares of the Company’s common stock at an exercise price of $7.47 per share;

●	the Company issued to Polar (as defined below) 1,350,000 newly issued shares of its common stock that are subject to the forward purchase provisions of the Backstop Agreement; and

●	all shares of the Company’s Class A common stock were reclassified as common stock pursuant to the Amended Certificate.

In addition, pursuant to Business Combination Agreement, the holders of Legacy Ocean’s common stock shall be entitled to receive from the Company, in the aggregate, up to an additional 19,000,000 shares of the Company’s common stock (the “Earnout Shares”) as follows: (a) in the event that the volume-weighted average price (the “VWAP”) of the Company’s common stock exceeds $15.00 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing Date until the 36-month anniversary of the Closing Date, the holders of Legacy Ocean securities pre-Closing shall be entitled to receive an additional 5,000,000 shares of the Company’s common stock, (b) in the event that the VWAP of the Company’s common stock exceeds $17.50 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing Date until the 36-month anniversary of the Closing Date, the holders of Legacy Ocean’s securities pre-Closing shall be entitled to receive an additional 7,000,000 shares of the Company’s common stock and (c) in the event that the VWAP of the Company’s common stock exceeds $20.00 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing Date until the 36-month anniversary of the Closing Date, the holders of Legacy Ocean’s securities pre-Closing shall be entitled to receive an additional 7,000,000 shares of the Company’s common stock. In addition, for each issuance of Earnout Shares, the Company will also issue to Sponsor an additional 1,000,000 shares of the Company’s common stock.

Upon consummation of the Business Combination, there was outstanding an aggregate of 5,250,000 Public Warrants and 5,411,000 Private Placement Warrants. Each of our outstanding whole warrants is exercisable commencing 30 days following the Closing for one share of common stock.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, AHAC, who is the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Ocean is treated as the accounting acquirer.

The Business Combination is accounted for as the equivalent of a capital transaction in which Legacy Ocean has issued stock for the net assets of AHAC. The net assets of AHAC are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Closing of the Business Combination are Legacy Ocean and operations post-Closing of the Business Combination are the Company, on a consolidated basis with Legacy Ocean.

Backstop Agreement

On February 12, 2023, AHAC, Legacy Ocean and Vellar Opportunity Fund SPV LLC – Series 3 (“Vellar”) entered into an amended and restated OTC Equity Prepaid Forward Transaction (the “Backstop Agreement”), which amended and restated in their entirety earlier OTC Equity Prepaid Forward Transactions entered into between the parties on August 31, 2022 and February 10, 2023. On February 13, 2023, AHAC, Vellar and Legacy Ocean entered into separate assignment and novation agreements (the “Assignment Agreements”) with Meteora Special Opportunity Fund I, LP, Meteora Select Trading Opportunities Master, LP and Meteora Capital Partners, LP (collectively “Meteora”), and Polar Multi-Strategy Master Fund (“Polar” and, together with Vellar and Meteora, the “Backstop Parties”), pursuant to which Vellar assigned to each of Meteora and Polar its rights and obligations in respect of one-third of the shares of Class A common stock subject to the Backstop Agreement. Following the Assignment Agreements, the rights and obligations of each Backstop Party under the Backstop Agreement were and are separate and distinct from the those of the other Backstop Parties, with each Backstop Party acting independently of the others, without reference to or knowledge of any other Backstop Party’s actions or inactions.

Pursuant to the Backstop Agreement, the Backstop Parties intended, but were not obligated, to purchase up to 8,000,000 shares of the AHAC Class A common stock. The Backstop Parties made these purchases after the expiration of the redemption deadline for holders to redeem shares in connection with the Business Combination and in brokered transactions in the open market, typically from AHAC stockholders that had elected to redeem their shares. In connection with these purchases, the Backstop Parties revoked any redemption elections. The Backstop Parties purchased 3,535,466 shares (the “Recycled Shares”) pursuant to the Backstop Agreement at a price approximately equal to the redemption price for shares of AHAC Class A common stock of $10.56 per share.

The Backstop Agreement provided that we pay to the Backstop Parties out of funds held in the trust account, not later than one local business day following the Closing of the Business Combination, a cash amount equal to the product of the number of shares acquired and the redemption price of approximately $10.56 (the “Prepayment”). On February 16, 2023, we made the Prepayment of $50,405,422 and commissions and fee payments of $1,201,037 for a total amount of $51,606,460.

We also provided the Backstop Parties with an additional $12,675,912, to compensate them for their purchase of 1,200,000 additional shares of Class A common stock in the open market (the “Share Consideration Shares”). Under the Backstop Agreement, the Share Consideration Shares are not subject to the terms applicable to the Recycled Shares, including with regard to repayment and repurchase as described below. We have the option to repurchase the Share Consideration Shares from the Backstop Parties at an aggregate price of $3,000,000 at any time during the first nine months after February 15, 2023, the date we disbursed assets from the Trust Account in connection with the Business Combination.

The Backstop Agreement grants the Backstop Parties the right to purchase from us additional shares (the “Additional Shares”) up to an amount equal to the difference between the number of Recycled Shares and the maximum number of shares of 8,000,000. On February 14, 2023, pursuant to Polar’s exercise of its right to purchase Additional Shares, AHAC, Legacy Ocean and Polar entered into a subscription agreement pursuant to which Polar purchased 1,350,000 newly issued shares of our common stock at a per share purchase price of approximately $10.56 and an aggregate purchase price of $14,260,404 (the “Polar Subscription”). Under the Backstop Agreement, the Additional Shares are subject to the same terms as the Recycled Shares, including with regard to repayment and repurchase as described below.

From time to time, each Backstop Party, in its discretion, may declare an early termination of the Backstop Agreement with regard to all or a portion of the Recycled Shares and Additional Shares (such shares “Terminated Shares”) and remit to us, no later than the later of (i) the third local business day following the date the shares become Terminated Shares and (ii) the last day of each calendar quarter after the date the shares become terminated shares, an amount equal to the number of Terminated Shares multiplied by a price (the “Reset Price”) that adjusts on the first scheduled trading day of each month to be the lowest of (a) the then-current Reset Price, (b) the per share redemption price of $10.56 and (c) the VWAP for the last ten trading days of the prior month, but in no case less than $10.34.

Under the Backstop Agreement, we have agreed to purchase the Recycled Shares and Additional Shares (together, the “Backstop Shares”) from the Backstop Parties on a forward basis upon the maturity of the Backstop Agreement at a per share purchase price equal to the redemption price, which has been funded by the Prepayment. The Backstop Agreement matures on the earlier to occur of (a) February 14, 2026 (three years after the closing of the Business Combination Agreement), (b) the date specified by a Backstop Party in a written notice delivered at a Backstop Party’s discretion if either (i) the volume weighted average price (“VWAP”) of the shares during 30 out of 45 consecutive trading days is less than $4.00 per share, (ii) we fail to register the Backstop Shares as required by the Backstop Agreement, or (iii) the shares cease to be listed on a national securities exchange, and (c) the date specified by us in a written notice delivered at our discretion if (i) the VWAP of the shares is at or above $20.00 per share for any 30 trading days during a 45 consecutive trading day-period, (ii) the Backstop Shares are freely tradable by the Backstop Parties without restriction and (iii) the aggregate trading volume in respect of such shares during the same 30-day period is equal to at least three times the number of Backstop Shares (less any Terminated Shares).

See “Note 12 Subsequent Events” to our condensed consolidated financial statements above for a discussion of a notice received on May 23, 2023 from Vellar purporting to terminate its Backstop Forward Purchase Agreement and seeking payment of Maturity Consideration under that agreement.

Sponsor Promissory Notes

In September 2022, AHAC entered into Loan and Transfer Agreements between AHAC, the Sponsor, and other parties (the “Lenders”), pursuant to which the Lenders loaned $1,050,000 to the Sponsor and the Sponsor loaned $1,050,000 to AHAC (the “Sponsor Extension Loan”). Amounts loaned from the Lenders to the Sponsor accrue interest at 8% per annum and amounts loaned from the Sponsor to AHAC do not accrue interest until the Closing of the Business Combination, after which time, we have agreed to pay the interest due to the Lender. The total amounts advanced by Lenders to the Sponsor in connection with the $1,050,000 loan (the “Funded Amounts”) were required to be repaid, together with all accrued and unpaid interest thereon, within five days of the closing of the Business Combination, at the option of the Lenders, in either (a) cash; or (b) shares of Class A common stock held by the Sponsor which are deemed to have a value of $10 per share for such repayment right. As additional consideration for the Lender making the Loan available to Sponsor, Sponsor agreed to transfer between 1 and 2.5 shares of Class B common stock to Lenders for each $10 multiple of the Funded Amounts, which included the registration rights previously provided by AHAC to the Sponsor, and, pursuant to the terms of the Business Combination Agreement, 2.5 shares of the our common stock per $10.00 of the Funded Amounts at Closing of the Business Combination Agreement to Sponsor, as described below. Sponsor transferred a total of 178,500 shares to the Lenders post-Closing of the Business Combination Agreement following the Closing of the Business Combination Agreement from shares of our common stock owned by the Sponsor as a result of the conversion of its AHAC Class B common stock into our common stock.

The Sponsor Extension Loan was paid down at Closing of the Business combination to $500,000, all of which remained outstanding at March 31, 2023. The maturity date of the Sponsor Extension Loan has been extended to the funding of the Backstop Agreement, Common Stock Purchase Agreement or a convertible note financing but not more than 90 days from the closing of the Business Combination. In addition, we recorded interest expense in the amount of $5,305 on the outstanding balance in our condensed consolidated financial statements for the three-months ended March 31, 2023. See “Short-Term Loans” below for a discussion of our plans for repayment of this loan.

On December 13, 2022, AHAC entered into a Loan and Transfer Agreement between AHAC, the Sponsor, and NPIC Limited (the “NPIC Lender”), pursuant to which the Lender loaned $1,050,000 to the Sponsor and the Sponsor loaned $1,050,000 to AHAC (the “NPIC Sponsor Extension Loan”). Amounts loaned from the NPIC Lender to the Sponsor accrue interest at 8% per annum and amounts loaned from the Sponsor to AHAC do not accrue interest until the Closing of the Business Combination, after which time, we have agreed to pay the interest due to the NPIC Lender. The total amounts advanced by NPIC Lender to the Sponsor in connection with the $1,050,000 loan (the “NPIC Funded Amounts”) were required to be repaid, together with all accrued and unpaid interest thereon, within five days of the closing of the initial Business Combination, at the option of the NPIC Lender, in either (a) cash; or (b) shares of Class A common stock held by the Sponsor which are deemed to have a value of $10 per share for such repayment right. As additional consideration for the NPIC Lender making the loan available to Sponsor, Sponsor agreed to transfer 10 Shares of Class B common stock to NPIC Lender for each $10 multiple of the NPIC Funded Amounts, which included the registration rights previously provided by AHAC to the Sponsor, and, pursuant to the terms of the Business Combination Agreement, the parties agreed that we would issue 1.05 shares of our common stock per $1.00 of the NPIC Funded Amounts at Closing of the Business Combination Agreement to Sponsor, as described below. Sponsor transferred a total of 1,050,000 shares to the NPIC Lender post-Closing of the Business Combination Agreement.

On March 22, 2023 we entered into a Loan Modification Agreement, dated March 22, 2023 (the “Modification Agreement”), with the Sponsor and NPIC Lender, and a Side Letter Agreement with the Sponsor (the “Side Letter”), which modifies the NPIC Sponsor Extension Loan.

The Modification Agreement modified the NPIC Sponsor Extension Loan to provide that, among other things, (i) the maturity date of the loan from NPIC to Sponsor (the “NPIC Sponsor Loan”) is extended to May 22, 2023 (the “Maturity Date”); (ii) the extension will take effect concurrently with, and not until, the Sponsor transfers 1,050,000 shares of the Company’s common stock (the “Initial SPAC Shares”) to the NPIC Lender; (iii) effective as of the date of the Modification Agreement, the NPIC Sponsor Loan shall accrue fifteen percent (15%) interest per annum, compounded monthly; (iv) the maturity date of the $1,050,000 loan by Sponsor to us (the “SPAC Loan”) is extended to May 19, 2023; (v) the proceeds of any capital raise of at least $15,000,000 by the Company shall be first used by the Company to promptly repay the SPAC Loan and then Sponsor shall promptly repay the NPIC Sponsor Loan and all accrued interest; (vi) in exchange for the extension of the Maturity Date, we shall issue 50,000 shares of common stock to Lender on the date of the Modification Agreement and shall issue an additional 50,000 shares of common stock thereafter on each 30-day anniversary of the Maturity Date to the Lender until the Sponsor Loan is repaid in full; (vii) in the event Sponsor defaults on its obligations to repay the NPIC Sponsor Loan by the Maturity Date, the Sponsor shall transfer to the NPIC Lender 250,000 shares of our common stock owned by the Sponsor and shall transfer an additional 250,000 such shares each month thereafter until the default is cured; (viii) we are obligated to file a registration statement with the SEC registering the shares to be issued to Lender within 30 days of the transfer, including the Initial SPAC shares; and (ix) in the event that we default on its obligations to the Lender set forth in (v), (vi) and (viii), we shall issue to NPIC Lender 250,000 shares of common stock and shall transfer an additional 250,000 shares of common stock each month thereafter until the default is cured. The Side Letter provides that, in the event we fail to repay the SPAC Loan by May 19, 2023, we shall issue to Sponsor 250,000 shares of common stock and shall issue an additional 250,000 such shares to Sponsor each month thereafter until the default is cured.

On March 22, 2023, NPIC Lender was issued 50,000 shares of our common stock as consideration of the Modification Agreement. The fair value was our closing stock price on the date granted. We recognized a loss of $358,000 as interest expense. In addition, we recorded interest expense in the amount of $12,577 on the outstanding balance in our condensed consolidated financial statements for the three-month ended March 31, 2023.

Further, as required by the Modification Agreement, the Company issued to the NPIC Lender 50,000 shares of the Company’s common stock on May 12, 2023 and 50,000 shares of the Company’s common stock on May 19, 2023. The maturity dates of the loans made pursuant to the NPIC Sponsor Extension Loan have each been extended to May 25, 2023.

Deferred Underwriting Commissions

At Closing of the Business Combination, the underwriters for AHAC’s initial public offering agreed to defer payment of $3.15 million of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note (the “Underwriters Note”). The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The amount is recorded as a short-term loan in the condensed consolidated financial statements for the three months ended March 31, 2023. We recorded $36,225 of interest on this loan for the three months ended March 31, 2023.

Common Stock Purchase Agreement

On September 7, 2022, AHAC entered into the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) and the White Lion Registration Rights Agreement (“RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $75,000,000 in aggregate gross purchase price of Equity Line Shares, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

We are obligated under the Common Stock Purchase Agreement and the White Lion RRA to file a registration statement with the SEC to register under the Securities Act the common stock subject to the Common Stock Purchase Agreement, for the resale by White Lion of shares of the Company’s common stock that the Company may issue to White Lion under the Common Stock Purchase Agreement.

Subject to the satisfaction of certain customary conditions, our right to sell the Equity Line Shares to White Lion will commence on the effective date of the registration statement and extend for a period of two years. During such term, subject to the terms and conditions of the Common Stock Purchase Agreement, we may notify White Lion when it exercises its right to sell Equity Line Shares (the effective date of such notice, a “Notice Date”). The number of Equity Line Shares sold pursuant to any such notice may not exceed (i) $2,000,000, divided by the closing price of the Company’s common stock on Nasdaq preceding the Notice Date and (ii) a number of shares of common stock equal to the average daily trading volume multiplied by 67%.

At any given time of any sale by us to White Lion, we may not sell, and White Lion may not purchase, Equity Line Shares of the Company’s common stock that would result in White Lion owning more than the 9.99% Beneficial Ownership Cap upon such issuance.

The purchase price to be paid by White Lion for any such shares will equal 93% of the lowest daily volume-weighted average price of the Company’s common stock during a period of two consecutive trading days following the applicable Notice Date. However, if during such two-trading day period the trading price of the Company’s common stock falls below a price (the “Threshold Price”) equal to 90% of the opening trading price of the common stock on Nasdaq on the Notice Date, then the number of shares to be purchased by White Lion pursuant to such notice will be reduced proportionately based on the portion of the two-trading day period that has elapsed, and the purchase price will equal 95% of the Threshold Price.

In consideration for the commitments of White Lion to purchase the Equity Line Shares under the Common Stock Purchase Agreement, the Common Stock Purchase Agreement required us to issue to White Lion shares of Common Stock having a value of $750,000 based upon the closing sale price two trading days prior to the filing of an initial registration statement. Effective as of April 18, 2023, the Company and White Lion entered into a Consent Agreement pursuant to which the Company agreed to issue to White Lion, and White Lion agreed to accept from the Company, 75,000 Initial Commitment Shares in lieu of the shares to be issued to White Lion based on the closing sale price.

License Agreements

Elkurt/Brown License Agreements

On July 31, 2020, we entered into four separate Exclusive License Agreements (the “Initial Brown License Agreements”) with Elkurt, Inc.(“Elkurt”), a licensee of Brown University. On March 21, 2021, we and Elkurt amended each of the Initial Brown License Agreements. Elkurt is a company formed by our scientific co-founders and members of our Board, Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., PhD, Chair of the Department of Pathology and Laboratory Medicine at Brown University. Under the Initial Brown License Agreements, Elkurt grants us exclusive, royalty-bearing licenses to patent rights and nonexclusive, royalty-bearing licenses to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in certain fields. On August 31, 2021, the Initial Brown License Agreements were amended to extend the date after which Elkurt can terminate the license agreements if we have not raised at least $10 million in equity financing by April 1, 2022. On March 25, 2022, the Initial Brown License Agreements were amended to extend those termination dates to May 1, 2022. On July 1, 2022, we amended the Initial Brown License Agreements to extend the termination dates to November 1, 2022 and acknowledge the accounts payable due and terms of payment.

On July 2, 2022, we amended the Initial Brown License Agreements to extend the termination dates of the commercialization plan of the license agreements to an additional two years. On August 25, 2022, we amended the four Initial Brown License Agreements to extend the termination dates to November 1, 2023 and to extend the termination dates of the commercialization plan of the license agreements from an additional two years to three years. For each of the Initial Brown License Agreements, as amended, we are required to pay Elkurt a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021 until paid. In addition, beginning on January 1, 2022 and each year thereafter until January 1, 2027, we are required to pay an annual license maintenance fee of $3,000. Beginning on January 1, 2028, and every year thereafter the annual license maintenance fee shall become $4,000 per year. Upon successful commercialization, we are required to pay Elkurt between 0.5% to 1.5% of net sales based on the terms under the Initial Brown License Agreements. In addition, we must pay Elkurt, under each of the Initial Brown License Agreements, 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that we enter into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. As of March 31, 2023, we recorded annual license maintenance fees of $12,000 and initial license fees of $268,000.

We will also pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. We are also responsible for reimbursement of patent costs. We recorded reimbursement of patent costs as general and administrative costs in the statements of operations as incurred. As of March 31, 2023, the Company has incurred reimbursed patent costs expenses to Brown University in the amount of $340,190 of which $297,700 has been paid.

The contract term for each of the Initial Brown License Agreements, as amended, continues until the later of the date on which the last valid claim expires or ten years. Either party may terminate each of the Initial Brown License Agreements in certain situations, including Elkurt being able to terminate the Initial Brown License Agreements at any time and for any reason after November 1, 2023 if we have not raised at least $10 million in equity financing by then. For the oncology programs, three of the license agreements have been sublicensed to our subsidiary, Ocean ChitoRx Inc, and for the Fibrosis program, one license agreement has been sublicensed to our subsidiary, Ocean ChitofibroRx Inc.

On September 13, 2022, we entered into an additional Exclusive License Agreement (the “Brown Anti-PfGARP Small Molecules License Agreement”), with Elkurt. Under the Brown Anti-PfGARP Small Molecules License Agreement, Elkurt grants us an exclusive, royalty-bearing license to patent rights and a nonexclusive, royalty-bearing license to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in the field of malaria research.

For the Brown Anti-PfGARP Small Molecules License Agreement, we are required to pay Elkurt an initial license fee of $70,000, payable in two installments of $35,000 each on April 1, 2023 and June 30, 2023. Beginning September 13, 2023, we are obligated to pay Elkurt an annual license maintenance fee equal to (a) $3,000 until September 13, 2027, and (b) thereafter, an annual license maintenance fee of $4,000. Upon successful commercialization, we are required to pay Elkurt 1.25% of net sales based on the terms under the Brown Anti- PfGARP Small Molecules License Agreement. In addition, we must pay Elkurt 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that we enter into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. We also are required to pay Elkurt $100,000 in the event that we or one of sublicensees sublicenses this technology to a major pharmaceutical company or if the license agreement or any sublicense agreement for this technology is acquired by a major pharmaceutical company. A major pharmaceutical company is one that is publicly traded, with market capitalization of at least $5 billion and has been engaged in drug discovery, development, production and marketing for no less than 5 years.

We will also pay Elkurt developmental and commercialization milestone payments pursuant to the Brown Anti-PfGARP Small Molecules License Agreement ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. We are also responsible for reimbursement of patent costs.

The contract term for the Brown Anti-PfGARP Small Molecules License Agreement continues until the later of the date on which the last valid claim expires or ten years. Either party may terminate the Brown Anti-PfGARP Small Molecules License Agreement in certain situations, including Elkurt being able to terminate the Brown Anti-PfGARP Small Molecules License Agreement at any time and for any reason after November 1, 2023 if we have not raised at least $10 million in equity financing by then.

Elkurt/Rhode Island Agreement

On January 25, 2021, we entered into an Exclusive License Agreement (the “Rhode Island License Agreement”) with Elkurt, a licensee of Rhode Island Hospital. On April 1, 2021, September 10, 2021, March 25, 2022, July 1, 2022 and August 26, 2022, we and Elkurt amended the Rhode Island License Agreement. Under the Rhode Island License Agreement, as amended, Elkurt grants us an exclusive, royalty-bearing license to patent rights and a nonexclusive, royalty-bearing license to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in a certain field.

For the Rhode Island License Agreement, we are required to pay Elkurt $110,000, due within 45 days of an equity financing of at least $10 million or May 1, 2022, whichever comes first, and beginning on January 1, 2022, an additional $3,000 annual maintenance fee thereafter, until January 1, 2028, at which point the annual maintenance fee will become $4,000 per year. We are also required to pay Elkurt 1.5% of net sales under the Rhode Island License Agreement. In addition, we must pay Elkurt 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that we enter into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. We will also pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. As of March 31, 2023, the Company has incurred reimbursed patent costs expenses to Elkurt/Rhode Island Hospital in the amount of $432,393 of which $131,986 has been paid.

The contract term for the Rhode Island License Agreement began February 1, 2020 and will continue until the later of the date on which the last valid claim expires or fifteen years. Either party may terminate the Rhode Island License Agreement in certain situations, including Elkurt being able to terminate the license agreement at any time and for any reason by May 1, 2022, if we have not raised at least $10 million in equity financing by then. Currently, the Rhode Island License Agreement is still in effect and the license agreement has been sublicensed to our subsidiary, Ocean Sihoma, Inc. On July 1, 2022, we amended the Elkurt/Rhode Island License Agreement to extend the termination date to November 1, 2022, to extend the termination dates of the commercialization plan of the Rhode Island License Agreement to an additional one year, and acknowledge the accounts payable due and terms of payment. On August 26, 2022, we amended the Rhode Island License Agreement to extend the termination date to November 1, 2023 and to extend the termination dates of the commercialization plan of the Rhode Island License Agreement from an additional one year to three years.

Ayrton Convertible Note Financing

On May 15, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of our common stock, in an aggregate principal amount of up to $27 million, in a private placement (the “Offering” or the “Ayrton Convertible Note Financing”). We expect to consummate the closing for the sale of (i) the initial Note in the principal amount of $7.56 million and (ii) a warrant to initially acquire up to 552,141 additional shares of our common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “Warrant”), which is subject to customary closing conditions, on or about May 24, 2023. The Notes will be sold at an original issue discount of eight percent (8%). We estimate that the net cash proceeds will be approximately $6.1 million from the issuance of the initial Note and Warrant, after deducting the original issue discount and the estimated expenses of the Offering. In addition, $1.0 million shall be held in and subject to a deposit account control agreement. Future issuances of Notes (“Additional Closings”) are subject to satisfaction of certain conditions. The SPA contains certain representations and warranties, covenants and indemnities customary for similar transactions. At the closing of the first Additional Closing, $8.64 million of Notes will be issued (the “First Additional Closing Date”) and $10.8 million of Notes will be issued at the closing of the second Additional Closing. So long as any Notes remain outstanding, we are prohibited from effecting or entering into an agreement to effect any subsequent placement involving a Variable Rate Transaction, other than pursuant to the White Lion Common Stock Purchase Agreement. “Variable Rate Transaction” means a transaction in which we (i) issue or sell any convertible securities either (A) at a price that is based upon with the trading prices of our common stock, or (B) with a price that is subject to being reset at some future date or upon the occurrence of specified events related to the business of the Company or the market for our common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enters into any agreement whereby we may sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights).

We are required to obtain stockholder approval authorizing the issuance of our common stock under the Notes and Warrant in compliance with the rules and regulations of the Nasdaq Capital Market (“Nasdaq”) (without regard to any limitations on conversion or exercise set forth in the Notes or Warrant, respectively), including, shares of our common stock to be issued in connection with any Additional Closing. Unless we obtain the approval of our stockholders as required by Nasdaq, we will be prohibited from issuing any shares of common stock upon conversion of the Notes or otherwise pursuant to the terms of the Notes or Warrant, if the issuance of such shares of common stock would exceed 19.99% of our outstanding shares of common stock as of the date of the SPA or otherwise exceed the aggregate number of shares of common stock which we may issue without breaching our obligations under the rules and regulations of Nasdaq.

The interest rate applicable to each Note is, as of any date of determination, the lesser of (I) eight percent (8%) per annum and (II) the greater of (x) five percent (5%) per annum and (y) the sum of (A) the “secured overnight financing rate,” which from time to time is published in the “Money Rates” column of The Wall Street Journal (Eastern Edition, New York Metro), in effect as of such date of determination and (B) two percent (2%) per annum; provided, further, that each of the forgoing rates shall be subject to adjustment from time to time in accordance with the SPA. Each Note will mature on the first anniversary of its issuance (the “Maturity Date”). Additionally, each Note is required to be senior to all of our other indebtedness, other than certain permitted indebtedness. The Notes will be secured by all of our existing and future assets (including those of our significant subsidiaries). Upon the occurrence of certain events, the Notes will be payable in monthly installments. A noteholder may, at its election, defer the payment of all or any portion of the installment amount due on any installment date to another installment payment date.

All or any portion of the principal amount of each Note, plus accrued and unpaid interest, any late charges thereon and any other unpaid amounts (the “Conversion Amount”), is convertible at any time, in whole or in part, at the noteholder’s option, into shares of our common stock at an initial fixed conversion price of $10.34 per share, subject to certain adjustments. At any time during certain events of default under the Note, a noteholder may alternatively (the “Alternate Conversion”) elect to convert all or any portion of the Conversion Amount into shares of our common stock at an Alternate Conversion Price set forth in the SPA. A noteholder will not have the right to convert any portion of a Note, to the extent that, after giving effect to such conversion, the noteholder (together with certain of its affiliates and other related parties) would beneficially own in excess of 9.99% of the shares of our common stock outstanding immediately after giving effect to such conversion.

Upon a change of control of the Company (the “Change of Control”), noteholders may require us to redeem all, or any portion, of the Notes at a price equal to the greater of: (i) the product of (w) 115% multiplied by (y) the Conversion Amount being redeemed, (ii) the product of (x) 115% multiplied by (y) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient determined by dividing (I) the greatest closing sale price of the shares of our common stock during the period beginning on the date immediately preceding the earlier to occur of (1) the consummation of the applicable Change of Control and (2) the public announcement of such Change of Control and ending on the date the holder delivers the Change of Control redemption notice by (II) the Alternate Conversion Price then in effect and (iii) the product of (y) 115% multiplied by (z) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of our common stock to be paid to our stockholders upon consummation of such Change of Control divided by (II) the Conversion Price then in effect.

The Notes provide for certain events of default, including, among other things, any breach of the covenants described below and any failure of Dr. Chirinjeev Kathuria to be the chairman of our Board of Directors. In connection with an event of default, the noteholders may require us to redeem all or any portion of the Notes, at a price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 115% and (ii) the product of (X) the Conversion Rate (using the Alternate Conversion Price then in effect) with respect to the Conversion Amount in effect at such time as the holder delivers an event of default redemption notice multiplied by (Y) the product of (1) 115% multiplied by (2) the greatest closing sale price of our common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date we make the entire payment required to be made.

We are subject to certain customary affirmative and negative covenants regarding the rank of the Notes, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also will be subject to financial covenants requiring that (i) the amount of our available cash equal or exceed (x) prior to the First Additional Closing Date, $1.0 million or (y) after the First Additional Closing Date, $2.5 million; (ii) the ratio of (a) the outstanding principal amount of the Notes, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 35%; and (iii) at any time any Notes remain outstanding, with respect to any given calendar month (each, a “Current Calendar Month”) (x) the available cash on the last calendar day in such Current Calendar Month shall be greater than or equal to the available cash on the last calendar day of the month prior to such Current Calendar Month less $1.5 million.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

Operating Expenses

Research and Development Expenses

To date, research and development expenses consist, or will consist, primarily of costs incurred for our research activities, including the development of our product candidates. We expense research and development costs as incurred, which we expect will include:

●	expenses incurred under our licenses and services agreements; and

●	employee related expenses, including salaries and benefits for personnel engaged in research and development functions.

Research and development expenses for the three months ended March 31, 2023 and 2022, included:

●	stock-based compensation expense related to the grant by Poseidon, our controlling shareholder, of profit interests in Poseidon to our executives and employees in 2022 and related to the stock option grants to all our non-employee directors as of February 15, 2023, and

●	expenses incurred for outside services with our CMO relating to the development of certain of our preclinical assets.

We recognize external development costs based on an evaluation of the progress to completion of specific milestones using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Our direct external research and development expenses consist (or are expected to consist) primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses also include fees incurred under license agreements. We have not allocated and do not expect to allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are or will be deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track their costs by program.

Research and development activities are key to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years, which will include:

●	expenses incurred under our licenses and services agreements to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;

●	expenses incurred under agreements with CROs, that are primarily engaged in the oversight and conduct of our drug discovery efforts and preclinical studies, clinical trials and CMOs, that are primarily engaged to provide preclinical and clinical product for our research and development candidates;

●	other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and preclinical studies and clinical trial materials, including manufacturing validation batches, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

●	employee-related expenses, including salaries and benefits, and stock-based compensation expense for employees engaged in research and development functions; and

●	costs related to compliance with regulatory requirements.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;

●	ability to successfully in-license attractive product candidates from our partners;

●	establishing an appropriate safety and efficacy profile with Investigational New Drug, or IND, enabling studies;

●	successful patient enrollment in and the initiation and completion of clinical trials;

●	the timing, receipt and terms of approvals from applicable regulatory authorities including the FDA and other non-U.S. regulators;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	establishing clinical and commercial manufacturing capabilities with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to produce product successfully;

●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

●	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;

●	maintaining a continued acceptable safety protocol of our product candidates following any approval; and

●	significant and potential changing government regulations.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates, such as the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct other clinical trials or testing beyond those that we currently expect or if significant delays in enrollment in any of our planned clinical trials occurred. Such delays or changes may require us to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist, or will consist, primarily of salaries and benefits, travel and stock-based compensation expense for personnel in executive, business development, finance, legal, human resources, information technology, pre-commercial and support personnel functions. General and administrative expenses also include direct and allocated facility-related costs as well as insurance costs and professional fees for accounting and audit services, legal, patent, consulting, investor and public relations.

General and administrative expenses for the three months ended March 31, 2023 and 2022 included stock-based compensation expense related to the grant by Poseidon, our controlling shareholder, of profits interests in Poseidon to our executives and employees in 2022, the grant of a warrant to purchase common stock to a consultant in 2023, and stock option grants to all of our non-employee directors as of February 15, 2023, accounting, legal and public relations fees, and deferred offering costs from the Business Combination.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates and prepare for potential commercialization activities. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, tax, compliance with Nasdaq and SEC requirements, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. If and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations as it relates to the sales and marketing of that product candidate.

Income Taxes

Income taxes are recorded in accordance with FASB ASC 740, Income Taxes, or FASB ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a full valuation allowance to reduce our net deferred income tax assets to zero. In the event we were to determine that we would be able to realize some or all of our deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. As a consequence, we have recorded no income tax expense nor benefit for all years presented.

Comparison of the Three Months Ended March 31, 2023 and 2022

	For the Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Revenue	$—	$—	$—
Operating Expenses:
Research and development	393	3,198	(2,805)
General and administrative	4,830	1,912	2,918
Total operating expenses	5,223	5,110	113
Operating loss	(5,223)	(5,110)	(113)
Other income/(loss)	(62,178)	(265)	(61,914)

Net loss	$67,401)	$(5,375)	$(62,027)

Operating Expenses

Research and development

Research and development expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, decreased by approximately $2.8 million driven by (i) a decrease of stock-based compensation expense of approximately $3.2 million related to the grant by Poseidon, our controlling shareholder, of profits interests in Poseidon to our executives and employees in 2021, 60% of the profits interests granted were immediately vested and the remaining 40% of the profits interests were amortized over 18 months that were 100% amortized as of August 31, 2022 and (ii) an increase in costs of approximately $0.4 million for license fees.

General and administrative

General and administrative expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 increased by approximately $2.9 million driven by (i) a decrease of stock-based compensation expense of approximately $0.7 million, (ii) an increase in accounting fees of approximately $1.0 million, (iii) an increase in legal fees of approximately $1.9 million, (iv) an increase in printing, public relations, insurance ,and consulting costs of approximately $0.4 million, and (v) license fees and insurance of approximately $0.3 million.

Other Income/(Loss)

Other expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 increased by approximately $619 million driven by (i) a decrease of $0.3 for the loss on put option offset by an increase in recognized interest expense, including amortization of debt issuance costs, of approximately $1.5 million; (ii) stock issuance loss of approximately $12.7 million relating to the fair value of the 1,200,000 Share Consideration Shares issued to the Backstop Parties in February 2023; (iii) loss on the extinguishment of the debt of approximately $13.6 million resulting from the fair value of the 1,365,000 Sponsor Extension Shares issued to the Sponsor under the terms of the Sponsor Extension Loan and NPIC Extension Loan; (iv) expense for deferred transaction costs of approximately $7.5 million recognized in the period; and (v) the loss on the Backstop Forward Purchase Agreement asset of approximately $26.9 million.

Other income/(expense) consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Other income/(loss)
Interest expense, including warrant issuances and amortization of debt issuance costs	(1,543)	(266)
Loss on stock issuance share consideration	(12,676)	—
Loss on extinguishment of debt	(13,595)	—
Transaction costs	(7,429)	—
Loss on Backstop Forward Purchase Agreement asset	(26,934)	—
Other	(1)	1
Total Other income/(loss)	(62,178)	(265)

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations from the proceeds from the issuance of common stock and debt, proceeds from the Backstop Agreement and through self-funding by our founder and have limited current cash on hand to fund our operations. Based on our current operational plans and assumptions, we expect that the net proceeds from the Backstop Agreement, the Ayrton Convertible Note Financing and future debt and equity financings, including possibly under the Common Stock Purchase Agreement, which total net proceeds we estimate need to be at least $45 million, as well as further deferrals of certain of our accrued expenses and contingency payments due upon the closing of future financings, are required to fund operations into the third quarter of 2024. The Company borrowed an additional $1.7 million in March 2023, the proceeds of which were used to pay certain accrued expenses. We expect to consummate the closing of the sale of the initial Note under the Ayrton Convertible Note Financing shortly following the filing of this Report. We estimate that net cash proceeds from the closing will be $6.1 million, after deducting the original issue discount and the estimated expenses of the Offering. The proceeds from that financing are expected to be used as follows: (i) $1.0 million to be held in and subject to a deposit control agreement, (ii) approximately $2.6 million to pay the Sponsor Extension Loan, NPIC Sponsor Extension Loan and a portion of the loans due to Second Street Capital and McKra, (iii) approximately $0.9 million to pay transaction costs and (iv) the remainder for general working capital purposes, including accrued interest on the Sponsor Extension Loan and NPIC Sponsor Extension Loan. Under the terms of the Backstop Agreement, the Backstop Parties will pay us $10.34 for each share of our Common Stock they sell and for which they elect to terminate the Backstop Agreement. The Backstop Parties will make this payment after the end of each quarter for shares sold and terminated during that quarter. The Backstop Parties sold 105,572 Recycled Shares of our common stock during the quarter ended March 31, 2023, resulting in net proceeds to us of $1.1 million. There is an economic disincentive for the Backstop Parties to sell shares of our common stock that are subject to the restrictions set forth in the Backstop Agreement unless our common stock is trading above $10.34 per share, which means that we need to assume that no cash will be returned to us pursuant to any sales under the Backstop Agreement unless and until our common stock is trading above $10.34 and our Backstop Parties are otherwise able to sell their shares. Based upon the level of funding that we receive from the foregoing sources, we will determine the amount of accrued expenses and contingency payments that we will seek to have our vendors further defer and how much we are able to spend on our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect, in which case, we would need to raise more capital and sooner than expected. We cannot guarantee that we will be able to draw down additional loans under the Ayrton Convertible Note Financing or raise additional capital on reasonable terms or at all, that our common stock will trade above $10.34, permitting the Backstop Parties to sell shares under the Backstop Agreement, that the Backstop Parties will sell any shares of our common stock held by them or elect to terminate the Backstop Agreement in respect of those shares, or that our vendors will agree to further deferrals of payments due to them. Although the Common Stock Purchase Agreement provides that we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $75,000,000 in aggregate gross purchase price of Equity Line Shares, we are not required or permitted to issue any shares of our common stock under the Common Stock Purchase Agreement if such sale would result in White Lion owning more than 9.99% of our outstanding shares of common stock.

See “Note 12 Subsequent Events” to our condensed consolidated financial statements above for a discussion of a notice received on May 23, 2023 from Vellar purporting to terminate its Backstop Forward Purchase Agreement and seeking payment of Maturity Consideration under that agreement.

Each Public Warrant and each Private Placement Warrant entitle the holder thereof to purchase one share of our Common Stock at a price of $11.50 per share. The Second Street Warrants are exercisable for 511,712 shares of Common Stock at an exercise price of $8.06 per share, 102,342 shares of our common stock at an exercise price of $7.47 per share, 275,000 shares of our common stock at an exercise price of $10.34 per share, and 150,000 shares of our common stock at an exercise price of $11.50 per share. The McKra Warrant (as defined below) is exercisable for 200,000 shares of our common stock at an exercise price of $10.34 per share. The Special Forces Warrant (as defined below) is exercisable for 150,000 shares of our common stock at an exercise price of $11.50 per share. The warrant issued to the Investor pursuant to the Ayrton Convertible Note Financing is initially exercise able for 552,141 shares of our common stock at an initial exercise price of $11.50 per share, subject to adjustment. On May 19, 2023, the closing price for our common stock was $5.04. If the price of our common stock remains below the exercise price of the Warrants, warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us from such exercises. We expect to use any proceeds from the exercise of the Warrants for general corporate and working capital purposes, which would increase our liquidity. As described above, in order to fund planned operations while meeting obligations as they come due, we will need to secure additional debt or equity financing if substantial cash proceeds from the exercise of the Warrants are not received. Furthermore, to the extent that warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease.

We have filed a Form S-1 Registration Statement with the SEC to, among other matters, register for resale shares of our common stock, which we expect to become effective in the near term. Upon the Form S-1 becoming effective, the sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing price of our shares of common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time or price that we deem appropriate.

Our accrued expenses, contingency payments due upon a financing event and contingency payments due upon the closing of future capital raises, principally upon the first cumulative capital raise equal to at least $50 million, currently total $37.3 million at March 31, 2023. Accrued expenses and contingency payments due upon a financing event total approximately $23.6 million at March 31, 2023. This includes (i) $13.2 million of accounting and legal fees (ii) $2.2 million of CMO and vendor costs, (iii) $7.4 million of short-term debt, and (iv) $0.8 million of patent reimbursement costs. The contingent payments due upon the closing of future capital raises, principally upon the first cumulative capital raise equal to at least $50.0 million, including the proceeds from the business combination transaction, total approximately $13.7 million at March 31, 2023. These contingent payments consist of $12.0 million of contingent compensation and bonuses to certain members of senior management, $1.6 million of contingent vendor payments, and $0.1 million of related party expense.

Going Concern Considerations

The accompanying consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We had no cash inflows from operating activities for the three months ended March 31, 2023. As of March 31, 2023, we borrowed approximately $7.4 million, of which $4.7 million related to fees and expenses from the Business Combination transaction and $2.7 million was used to pay accounting and legal fees. As of March 31, 2023 we had minimal cash and a working capital deficiency of $23.1 million. In April 2023, we received $1.1 million in net proceeds from the sale by the Backstop Parties of Recycled Shares under the terms of the Backstop Agreement. Our current operating plan indicates we will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and we lack revenue generating ability at this point in our lifecycle. These events and conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

We will need to raise additional funds in order to advance our research and development programs, operate our business, and meet our future obligations as they come due, as described above under “Liquidity and Capital Resources.” We will seek additional funding through private equity financings, debt financings, collaborations, strategic alliances, or marketing, distribution, or licensing arrangements. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects and our ability to continue operations.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we will incur additional ongoing costs associated with operating as a public company, including significant legal, accounting, compliance, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend on our ability to:

●	advance preclinical development of our early-stage programs;

●	manufacture, or have manufactured on our behalf, our preclinical and clinical drug material and develop processes for late state and commercial manufacturing;

●	regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure to commercialize our product candidates for which we may obtain marketing approval and intend to commercialize on our own;

●	hire additional clinical, quality control and scientific personnel; and

●	expand our operational, financial and management systems and increase personnel, including personnel to support our research and clinical development, manufacturing and commercialization efforts and our operations as a public company; and obtain, maintain, expand and protect our intellectual property portfolio.

We anticipate that we will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount of our working capital.

License Fees

Our contractual obligations are expected to have an effect on our liquidity and cash flows in future periods. Under our license agreements with our academic research institution partners, fixed license maintenance fees of $298,418 are due within 15 days of financing of at least $10 million and $110,000 are due within 30 days of financing of at least $10 million. In addition, under these license agreements, we are also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accounts payable. The payment obligations under the collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, we have not included these fees in our condensed consolidated balance sheets as of March 31, 2023. None of these were paid at Closing.

Contingent Compensation

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50 million. As of March 31, 2023, we have contingent compensation and bonuses in the amount of $12.0 million to certain members of senior management. These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under the employment agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our condensed consolidated financial statements. None of these were paid at Closing.

Other Contractual Obligations

We have entered and anticipate we will continue to enter into contracts in the normal course of business with external organizations such as CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing. We expect that these contracts will be generally cancelable by us, and we anticipate that payments due upon cancellation will consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We accrued CMO services in the amount of $0.5 million for the three months ended March 31, 2023 and 2022 under the Development and Manufacturing Services Agreement with Lonza in developing the product OCX-253.

Short-Term Loans

As of March 31, 2023, we had the following outstanding short-term loans:

Loan	Principal Amount Outstanding	Annual Interest Rate	Outside Maturity Date
March Second Street Loan	$700,000	15%	May 15, 2023
McKra Loan	$1,000,000	15%	May 12, 2023
Sponsor Extension Loan(1)	$500,000	8%	May 15, 2023
NPIC Sponsor Loan(1)(2)	$1,050,000	15%	May 25, 2023
Second Street Loan	$600,000	15%	May 31, 2023
Second Street Loan 2	$400,000	15%	May 31, 2023
Underwriters Note	$3,150,000	9%	November 14, 2023
Total Short-term loans, including related party-Sponsor Extension Loan(3)	$7,400,000

(1)	The Company is only responsible for interest on these loans beginning with the Closing of the Business Combination on February 14, 2023.

(2)	The NPIC Sponsor Extension Loan bore interest at 8% per annum until March 22, 2023 and 15% per annum thereafter.

(3)	Includes $330,443 of unamortized debt issuance costs not reflected in short-term loans on our balance sheet.

The terms of the loans listed in the above table are described above.

The March Second Street Loan, McKra Loan and Sponsor Extension Loan are past due. We intend to pay the Sponsor Extension Loan and the NPIC Sponsor Extension Loan in full from the proceeds of the initial draw under the Ayrton Convertible Note Financing. We are in discussions with Second Street Capital and McKra over the partial repayment of their loans from the proceeds of the Ayrton Convertible Note Financing and the extension of the maturity date of the remainder of the loans.

Cash Flows

To date, we have not generated any revenue. Cash flows to date have resulted from financing activities, including payments made on behalf of the Company by related parties and net proceeds from issuance of shares of common stock consisting of friends and family of our employees and short-term borrowings. As of March 31, 2023, our cash balance of approximately $0.3 million is held in a standard checking account. We do not have any cash equivalents. Cash used in operating activities was used to pay legal and accounting fees. Accounts payable and accrued expenses of $16.4 million and $11.8 million as of March 31, 2023 and December 31, 2022, respectively, were recorded. Approximately $16 million of this amount will be paid following the receipt of the proceeds from the Backstop Agreement, the Common Stock Purchase Agreement and future financings.

Quantitative and Qualitative Disclosures about Market Risk

To minimize the risk in the future, we intend to maintain our portfolio of cash equivalents in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements appearing elsewhere in this registration statement, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Backstop Forward Purchase Agreement asset

We utilize a binomial lattice option pricing model to value the Backstop Forward Purchase Agreement asset at inception and at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The estimated fair value of the Backstop Forward Purchase Agreement asset is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price, volatility, strike price, expected life, risk-free interest rate and dividend yield. We estimate the volatility of its shares of common stock based on historical volatility of similar publicly held companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve. The expected life is assumed to be equivalent to the remaining contractual term. The dividend rate is based on the historical rate, which we anticipate to remain at zero.

Deferred Offering and Transaction Costs

Deferred offering costs, consisting of direct accounting fees, legal fees, regulatory fees, transfer agent fees, and printing costs directly related to the Business Combination are capitalized. The deferred offering costs in the amount of $2.0 million were reclassified to additional paid in capital upon the completion of the Business Combination. Approximately $7.4 million of transaction costs were recorded as an expense that comprised of $2.4 million of deferred offering costs, $3.1 million of underwriter transaction fees, and $1.9 million of Sponsor loans. As of March 31, 2023, all of the deferred offering costs had been recognized and no deferred offering costs remain in the condensed consolidated balance sheet.

Stock-Based Compensation for Profit Interests in Poseidon and Stock Option Grants

We account for all stock-based payments to employees and non-employees, including profits interest grants in Poseidon based on their respective grant date fair values. We estimate the fair value of profits interest grants using the Black-Scholes option pricing model, which is affected principally by the estimated fair value of shares of our common stock and requires management to make a number of other assumptions, including the expected life of the profits interest, the volatility of the underlying shares, the risk-free interest rate and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the profits interests. Due to the lack of historical exercise history, the expected term of the profit interests is determined using the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. The fair value of common stock underlying our profit interests was estimated by our Board of Directors considering, among other things, contemporaneous valuations of our common stock prepared by unrelated third-party valuation firms. The profit interests are valued based on the fair value of Poseidon units on the date of grant. We expense stock-based compensation related to these profit interests over the requisite service period using the straight-line method such that recognized compensation expense is at least equal to the vested portion of the awards. All stock-based compensation costs are recorded in research and development expense or general and administrative expense in the consolidated statements of operations based upon the respective employee’s roles within our company. Forfeitures are recorded as they occur.

Accounting for Warrants

We account for warrants issued based on their respective grant dates fair values. Prior to September 2022, the value of the warrants issued to Second Street (together, with warrants subsequently issued to Second Street Capital, the “Second Street Warrants”) was estimated considering, among other things, contemporaneous valuations for our common stock prepared by unrelated third-party valuation firms and prices set forth in our previous filings with the SEC for a proposed IPO of our common stock that was not pursued by us (“Legacy Ocean IPO filings”). We used the mid-range price per share based upon our Legacy Ocean IPO filings. Starting in September 2022, following the execution of the Business Combination Agreement with AHAC, the value of the Second Street Warrants was based on the closing price of AHAC’s Class A common stock as reported on the Nasdaq Global Select Market on the grant date. Following the Closing of the Business Combination, the value of warrants issued by us was based on the closing price of our common stock as reported on the Nasdaq Capital Market on the Grant date. We estimate the fair value, based upon these values, using the Black-Scholes option pricing model, which is affected principally by the life of the warrant, the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the warrant for time periods approximately equal to the expected term of the warrant. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any case dividends in the foreseeable future. We expense the amount as interest in Other expenses.

Segments

We operate and manage the business as one reportable and operating segment, which is the business of discovering and developing therapeutic products in oncology, fibrosis, infectious diseases and inflammation. Our chief executive officer, who is the chief operating decision maker, or CODM, reviews financial information on an aggregate basis for allocating and evaluating financial performance.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to not “opt out” of this provision and, as a result, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

We are also a “smaller reporting company” meaning that the market value of our stock held by non- affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is expected to be less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time that we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Internal Control over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Under standards established by the Public Company Accounting Oversight Board, or PCAOB, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the preparation and audits of our financial statements as of December 31, 2022 and review of our financial statements for the three months ended March 31, 2023 included elsewhere in this registration statement, we have identified a material weakness as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting, as follows:

●	Management does not have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting.

We have begun taking measures, and plan to continue to take measures, to remediate the material weakness. These measures include hiring or engaging additional accounting personnel with familiarity with reporting under U.S. GAAP, including hiring of Gurinder Kalra as our Chief Financial Officer and implementing and adopting additional controls and formal policies, processes and documentation procedures relating to financial reporting. We plan to undertake recruitment efforts to identify additional accounting personnel, including possible use of third-party service providers. Remediation costs consist primarily of additional personnel expenses. We may identify additional material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

However, the implementation of these measures may not be sufficient to remediate the control deficiencies that may lead to a material weakness in our internal control over financial reporting or to prevent or avoid potential future material weaknesses. Moreover, our current controls and any new controls that we develop may become inadequate in the future because of changes in conditions in our business. Furthermore, we may not have identified all material weaknesses and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

We also could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities. Any failure to develop or maintain effective controls or any difficulties encountered in its implementation or improvement could negatively impact our operating results or cause us to fail to meet its reporting obligations and may result in a restatement of our financial statements for prior periods, which could cause the price of our common stock and warrants to decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide disclosure under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2023, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2023 were not effective, and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weakness

In connection with our preparation and the audits of our financial statements as of December 31, 2020, 2021 and 2022, we identified a material weakness as defined under the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. Specifically, our material weakness is that our management does not have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting. Management is working to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting, including hiring of additional accounting personnel, such as Gurinder Kalra as our Chief Financial Officer. Additionally, management plans to further develop and implement formal policies, processes and documentation procedures relating to financial reporting. For more information concerning the material weakness identified and remediation steps, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Control over Financial Reporting” in this Quarterly Report and the section titled “Risk Factors – We identified a material weakness in Legacy Ocean’s internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations” included in our Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Set forth below is information regarding securities issued by us during the period covered by this Report that were not registered under the Securities Act. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

Issuances of Capital Stock

In connection with the closing of the Business Combination, on February 14, 2023, we, Legacy Ocean and Polar Multi-Strategy Master Fund (“Polar”) entered into a subscription agreement in which Polar agreed to purchase 1,350,000 newly-issued shares of our common stock at a per share purchase price of $10.56 and an aggregate purchase price of $14,260,404. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the closing of the Business Combination, on February 14, 2023, we issued to Aesther Healthcare Sponsor, LLC (“Sponsor”) 1,365,000 shares of AHAC’s Class A common stock in connection with Sponsor obtaining two (2) three-month extensions beyond the September 16, 2022 deadline for AHAC to complete an initial business combination. Such shares were reclassified as common stock in connection with the Business Combination. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the Loan Modification Agreement, dated March 22, 2023, between the Company, Sponsor, and NPIC Limited, on March 22, 2023, we issued to NPIC Limited 50,000 shares of our common stock in exchange for the extension of the maturity date of the loan made pursuant to the Loan and Transfer Agreement between the registrant, the Sponsor and NPIC Limited dated December 13, 2022. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

Issuances of Warrants

In connection with the February 15, 2023 extension of the Loan Agreement, dated February 22, 2022, with Second Street Capital, LLC (“Second Street Capital”), we issued to Second Street Capital a warrant to purchase 50,000 shares of our common stock with an exercise price of $10.34 per share exercisable until February 15, 2028. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the February 15, 2023 extension of the Loan Agreement, dated April 22, 2022, with Second Street Capital, we issued to Second Street Capital a warrant to purchase 25,000 shares of our common stock with an exercise price of $10.34 per share exercisable until February 15, 2028. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the Strategic Advisory Agreement, dated March 19, 2023, between us and Special Forces F9, LLC (“Special Forces”), we issued to Special Forces a warrant to purchase 150,000 shares of our common stock with an exercise price of $11.50 per share exercisable until March 7, 2028 (the “Special Forces Warrant”). These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the Loan Agreement, dated March 28, 2023, between us and McKra Investments III (“McKra”), we issued to McKra a warrant to purchase 200,000 shares of our common stock with an exercise price of $10.34 per share exercisable until March 28, 2028 (the “McKra Warrant”). These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the Loan Agreement, dated March 29, 2023, between us and Second Street Capital, we issued to Second Street Capital a warrant to purchase 200,000 shares of our common stock with an exercise price of $10.34 exercisable until March 29, 2028. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the March 31, 2023 extension of the Loan Agreement, dated February 22, 2022, between us and Second Street Capital, we issued to Second Street Capital a warrant to purchase 100,000 shares of our common stock with an exercise price of $11.50 per share exercisable until March 31, 2028. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the March 31, 2023 extension of the Loan Agreement, dated April 22, 2022, between us and Second Street Capital, we issued to Second Street Capital a warrant to purchase 50,000 shares of our common stock with an exercise price of $11.50 per share exercisable until March 31, 2028. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the quarter ended March 31, 2023, other than as set forth in the registrant’s Form 8-K filed with the SEC on February 15, 2023, as amended, which is hereby incorporated by reference.

ITEM 5. OTHER INFORMATION.

Dated as of March 28, 2023, we entered into a Loan Agreement with McKra pursuant to which the Company borrowed $1 million to pay certain accrued expenses. The loan bears interest at 15% per annum and is due within three business days of our next financing or receipt of proceeds from the Backstop Agreement or, if earlier, 45 days from the date of the advance. We issued a warrant to the lender for 200,000 shares of our common stock, exercisable for five years at an exercise price of $10.34 and will pay $150,000 in loan fees at maturity.

Dated as of March 29, 2023, the Company entered into a Loan Agreement with Second Street Capital pursuant to which the Company could borrow up to $1 million to pay certain accrued expenses. Pursuant to the agreement, the Company borrowed $700,000. The loan bears interest at 15% per annum and is due within three business days of our next financing or receipt of proceeds from the Backstop Agreement or, if earlier, 45 days from the date of the advance. We issued a warrant to the lender for 200,000 shares of our common stock, exercisable for five years at an exercise price of $10.34 and will pay $150,000 in loan fees at maturity.

The foregoing descriptions of the loan agreements are only summaries and are qualified in their entirety by reference to the full texts of the Exhibits 10.25 and 10.26 to this Report, which are incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 31, 2022 by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 8, 2022).

2.2	Amendment to Agreement and Plan of Merger, dated as of December 5, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

4.1	Warrant Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.1	Lock-Up Agreement, dated as of February 14, 2023, by and between the Registrant and Dr. Chirinjeev Kathuria (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.2	Lock-Up Agreement, dated as of February 14, 2023, by and between the Registrant and Poseidon Bio, LLC (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.3	Non-Competition and Non-Solicitation Agreement, dated as of February 14, 2023, by and between the Registrant and Dr. Chirinjeev Kathuria (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.4#†	2022 Stock Option and Incentive Plan and Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.4 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.5#	2022 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.5 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.6	Form of Director and Officer Indemnification Agreement, by and between the Registrant and each of its directors, the Chief Executive Officer and the Chief Financial Officer (incorporated by reference from Exhibit 10.24 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.7	Fourth Amendment to Loan Agreement between the Registrant and Second Street Capital, LLC effective as of February 15, 2023 (incorporated by reference from Exhibit 10.64 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.8	Fifth Amendment to Loan Agreement between the Registrant and Second Street Capital, LLC effective as of March 31, 2023 (incorporated by reference from Exhibit 10.65 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.9	Fourth Amendment to Loan Agreement between the Registrant and Second Street Capital, LLC effective as of February 15, 2023 (incorporated by reference from Exhibit 10.69 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.10	Fifth Amendment to Loan Agreement between the Registrant and Second Street Capital, LLC effective as of March 31, 2023 (incorporated by reference from Exhibit 10.71 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.11	Warrant No. 2023-1 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.74 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.12	Warrant No. 2023-2 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.75 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.13	Warrant No. 2023-3 to Subscribe to Common Shares issued by the Registrant to McKra Investments III (incorporated by reference from Exhibit 10.78 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.14	Warrant No. 2023-4 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.79 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.15	Warrant No. 2023-5 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.80 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.16	Warrant No. 2023-6 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.81 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.17*	Warrant No. 2023-7 to Subscribe to Common Shares issued by the Registrant to Special Forces F9, LLC.

10.18	Amended and Restated OTC Equity Prepaid Forward Transaction Letter Agreement, dated February 10, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on February 10, 2023).

10.19	Amended and Restated OTC Equity Prepaid Forward Transaction Letter Agreement, dated February 12, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on February 13, 2023).

10.20	Assignment and Novation Agreement, dated February 13, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.), Vellar Opportunity Fund SPV LLC – Series 3, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (incorporated by reference from Exhibit 10.89 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.21	Assignment and Novation Agreement, dated February 13, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.), Vellar Opportunity Fund SPV LLC – Series 3 and Polar Multi-Strategy Master Fund (incorporated by reference from Exhibit 10.90 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.22	Subscription Agreement, dated February 14, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Polar Multi-Strategy Master Fund (incorporated by reference from Exhibit 10.91 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.23	Promissory Note, dated February 14, 2023, issued to EF Hutton, division of Benchmark Investments, LLC by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (incorporated by reference from Exhibit 10.92 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.24	Loan and Transfer Agreement, by and among Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Aesther Healthcare Sponsor, LLC and NPIC Limited dated December 13, 2022, as modified by that certain Loan Modification Agreement by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.), Aesther Healthcare Sponsor, LLC and NPIC Limited dated March 22, 2023 and Side Letter Agreement by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) and Aesther Healthcare Sponsor, LLC (incorporated by reference from Exhibit 10.93 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.25	Loan Agreement, dated March 28, 2023, by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) and McKra Investments III (incorporated by reference from Exhibit 10.94 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.26	Loan Agreement, dated March 29, 2023, by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) and Second Street Capital, LLC (incorporated by reference from Exhibit 10.83 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

#	Represents management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean Biomedical, Inc.

Dated: May 24, 2023		/s/ Elizabeth Ng
	Name:	Elizabeth Ng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 24, 2023		/s/ Gurinder Kalra
	Name:	Gurinder Kalra
	Title:	Chief Financial Officer
(Principal Financial Officer)

