Form 10-Q
period 2023-06-30
Ocean Biomedical, Inc.
filed 2023-08-14
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-40793

OCEAN BIOMEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-1309280
55 Claverick St., Room 325
Providence, Rhode Island	02903

Registrant’s telephone number, including area code: (401) 444-7375

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	OCEA	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share of common stock at an exercise price of $11.50	OCEAW	The NASDAQ Stock Market LLC

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

As of August 8, 2023, the registrant had 34,073,756 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such statements are made pursuant to the safe harbor provisions contained therein. These forward-looking statements relate to current expectations and strategies, future operations, future financial positioning, future revenue, projected costs, prospects, current plans, current objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from expectations, estimates, and projections expressed or implied by these forward-looking statements and, consequently, you should not rely on these forward-looking statements as a guarantee, an assurance, a prediction, or a definitive statement of fact or probability of future events. All statements contained in this Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “may,” “should,” “could,” “predict,” “potential,” “plan,” “seeks,” “believe,” “will likely result,” “expect,” “continue,” “will continue,” “will,” “will be,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook,” and similar expressions that convey uncertainty of future events or outcomes, or the negative version of those words or phrases or other comparable words or phrases of a future or forward-looking nature, are intended to identify forward-looking statements. The absence of such words does not mean that a statement is not forward-looking.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those below in this report under the caption “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2022, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” These factors and the other risk factors described in our periodic and current reports filed with the SEC from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report. And, while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Report to reflect events or circumstances after the date of this Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Unless the context otherwise requires, the terms “Ocean Biomedical, Inc.,” “the Company,” “we,” “our,” “us,” or similar references in this Report refer to Ocean Biomedical, Inc. and its subsidiaries.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$1,161	$34
Restricted cash	1,000	-
Deferred offering costs	-	1,808
Total current assets	2,161	1,842
Backstop Forward Purchase Agreement Asset	18,760	-
Total assets	$20,921	$1,842
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$14,044	$11,440
Accrued expenses - related party	764	445
Short-term loans, net of issuance costs	11,871	776
Total current liabilities	26,679	12,661
SPA Warrant	2,182	-
Ayrton Note Purchase Option	461	-
Total liabilities	29,322	12,661
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock, $0.0001 par value; 300,000,000 and 180,564,262 shares authorized as of June 30, 2023 and December 31, 2022, respectively, 34,012,724 and 23,355,432 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	-	-
Additional paid-in capital	153,617	70,770
Accumulated deficit	(162,018)	(81,589)
Total stockholders’ deficit	(8,401)	(10,819)
Total liabilities and stockholders’ deficit	$20,921	$1,842

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$28	$3,192	$421	$6,390
General and administrative	2,652	3,708	7,482	5,620
Total operating expenses	2,680	6,900	7,903	12,010
Operating loss	(2,680)	(6,900)	(7,903)	(12,010)
Other income/(expense):
Change in fair value of Backstop Forward Purchase Agreement Asset, 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	(5,628)	-	(32,562)	-
Loss in connection with Backstop Agreement	-	-	(12,676)	-
Fair value of warrant issuances	(1,417)	(389)	(2,301)	(639)
Fair value of non-cash stock issuances	(577)	-	(577)	-
Transaction costs	(1,154)	-	(8,583)	-
Loss on extinguishment of debt	(903)	-	(14,856)	-
Interest expense, including amortization of debt issuance costs	(668)	(49)	(969)	(65)
Other	(1)	5	(2)	6
Total other income/(expense)	(10,348)	(433)	(72,526)	(698)
Net loss	$(13,028)	$(7,333)	$(80,429)	$(12,708)
Weighted average shares outstanding, basic and diluted	26,469,619	23,355,432	25,661,160	23,355,432
Net loss per share, basic and diluted	$(0.49)	$(0.31)	$(3.13)	$(0.54)

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Stockholders’ Equity/(Deficit)

(in thousands)

(unaudited)

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2023	33,774,467	$-	$150,534	$(148,990)	$1,544
Net loss	-	-	-	(13,028)	(13,028)
Stock-based compensation	-	-	186	-	186
Issuance of common stock related to short-term loans	150,000	-	903	-	903
Shares issued in consideration pursuant to the Marketing Services Agreement	13,257	-	83	-	83
Shares issued in consideration pursuant to the Common Stock Purchase Agreement	75,000	-	494	-	494
Issuance of warrants	-	-	1,417	-	1,417
Balances at June 30, 2023	34,012,724	$-	$153,617	$(162,018)	$(8,401)

Balances at March 31, 2022	23,355,432	$-	$62,110	$(69,604)	$(7,494)
Net loss	-	-	-	(7,333)	(7,333)
Stock-based compensation	-	-	4,901	-	4,901
Issuance of warrants	-	-	389	-	389
Balances at June 30, 2022	23,355,432	$-	$67,400	$(76,937)	$(9,537)

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Stockholders’ Equity/(Deficit)

(in thousands)

(unaudited)

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	17,496,370	$-	$70,770	$(81,589)	$(10,819)
Retroactive application of recapitalization	5,859,062	-	-	-	-
Adjusted beginning balance	23,355,432	-	70,770	(81,589)	(10,819)
Net loss	-	-	-	(80,429)	(80,429)
Effect of Business Combination including Backstop Agreement, net of redeemed public shares	7,654,035	-	52,070	-	52,070
Issuance of common stock pursuant to the Subscription Agreement	1,350,000	-	14,260	-	14,260
Issuance of common stock for extension loan shares to related party	1,365,000	-	13,595	-	13,595
Issuance of common stock related to short-term loans	200,000	-	1,261	-	1,261
Shares issued in consideration pursuant to the Marketing Services Agreement	13,257	-	83	-	83
Shares issued in consideration pursuant to the Common Stock Purchase Agreement	75,000	-	494	-	494
Stock-based compensation	-	-	832	-	832
Offering costs	-	-	(2,049)	-	(2,049)
Issuance of warrants	-	-	2,301		2,301
Balances at June 30, 2023	34,012,724	$-	$153,617	$(162,018)	$(8,401)

Balances at December 31, 2021	17,496,370	$-	$57,567	$(64,229)	$(6,662)
Retroactive application of recapitalization	5,859,062	-	-	-	-
Adjusted beginning balance	23,355,432	-	57,567	(64,229)	(6,662)
Stock-based compensation	-	-	9,444	-	9,444
Issuance of warrants	-	-	389	-	389
Net loss	-	-	-	(12,708)	(12,708)
Adjusted balances at June 30, 2022	23,355,432	$-	$67,400	$(76,937)	$(9,537)

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(80,429)	$(12,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	635	-
Non-cash debt issuance costs	627	-
Non-cash stock issuances	577	-
Stock-based compensation	832	9,444
Loss on issuance of warrants	2,301	389
Loss on extinguishment of debt	14,856	-
Loss in connection with Backstop Agreement	12,676	-
Change in fair value of Backstop Forward Purchase Agreement Asset, 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	32,562	-
Non-cash transaction costs in excess of Business Combination proceeds	7,429	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	182	2,356
Accrued expenses - related party	319	-
Net cash used in operating activities	(7,433)	(518)
Cash flows from financing activities
Payment to Backstop Parties for Backstop Agreement	(51,606)	-
Payment to Backstop Parties for Share Consideration	(12,676)	-
Issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement	14,260	-
Proceeds from Backstop Agreement	1,444	-
Proceeds from reverse recapitalization	52,070	-
Proceeds from short-term loans, net of issuance costs	8,168	764
Repayments of short-term loans	(2,100)	-
Expenses paid by related-party shareholder	-	90
Net cash provided by financing activities	9,560	854
Total change in cash and restricted cash	2,127	336
Cash and restricted cash at beginning of period	34	60
Cash and restricted cash at end of period	$2,161	$395

Supplemental disclosure of non-cash financing activities:
Offering costs not yet paid	$2,049	$-
Non-cash stock issuances	$15,433	$-
SPA warrant liability upon issuance	$1,932	$-

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Going Concern Considerations

Description of Business

Ocean Biomedical, Inc. (“the Company”) is a biopharmaceutical company that is focused on discovering and developing therapeutic products in oncology, fibrosis, and infectious diseases.

Business Combination

On February 14, 2023, Aesther Healthcare Acquisition Corp. (“AHAC”) completed the acquisition of Ocean Biomedical Holdings, Inc. (“Legacy Ocean”) pursuant to the definitive agreement dated August 31, 2022, and as amended on December 5, 2022, (the “Business Combination Agreement”), by and among, AHAC, AHAC Merger Sub Inc., a wholly-owned subsidiary of AHAC, Aesther Healthcare Sponsor, LLC, Legacy Ocean, and Dr. Chirinjeev Kathuria (the “Closing”). Upon Closing, AHAC Merger Sub Inc. merged with and into Legacy Ocean, with Legacy Ocean surviving the merger as a wholly-owned subsidiary of the Company. AHAC changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and is referred to herein as “the Company.” Unless context otherwise requires, reference to “AHAC” refers to the Company prior to Closing.

Under the Business Combination Agreement, the Company acquired all outstanding capital stock of Legacy Ocean for approximately $240,000,000, in aggregate consideration before transaction and other fees, which Legacy Ocean stockholders received in the form of shares of common stock of the Company (the consummation of the business combination and other transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”).

The Business Combination was accounted for as a reverse recapitalization with Legacy Ocean as the accounting acquirer and AHAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents Legacy Ocean and its wholly-owned subsidiaries as Legacy Ocean is the predecessor to the Company. The wholly-owned subsidiaries include: (i) Ocean ChitofibroRx Inc., (ii) Ocean ChitoRx Inc., (iii) Ocean Sihoma Inc., and (iv) Ocean Promise, Inc.

The Company’s common stock and warrants commenced trading on the Nasdaq Stock Market under the symbols “OCEA” and “OCEAW,” respectively, on February 15, 2023. Refer to Note 3, Business Combination and Backstop Agreement, for additional details.

Going Concern Considerations

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had no cash inflows from operating activities for the six months ended June 30, 2023. As of June 30, 2023, the Company had cash of $1,161,359 and a working capital deficiency of $24,517,838. The Company’s current operating plan indicates it will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating ability at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company will need to raise additional funds in order to advance its research and development programs, operate its business, and meet its future obligations as they come due. Based on the Company’s current operational plans and assumptions, which may not be realized, the Company expects to use the net proceeds from the Backstop Agreement (as defined in Note 3, Business Combination and Backstop Agreement) and future debt and equity financings, including possibly under the Common Stock Purchase Agreement (as defined in Note 3, Business Combination and Backstop Agreement) and the SPA entered into in May 2023 (as defined in Note 7, Senior Secured Convertible Notes) as well as further deferrals of certain of its accrued expenses and contingency payments due upon the closing of future financings to fund operations.

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

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Impacts of Market Conditions on Our Business

Disruption of global financial markets and a recession or market correction, including the ongoing effects of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation and rising interest rates, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

2. Basis of Presentation and Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, as applicable, including those related to the fair values of the Company’s common stock and related stock-based compensation and the valuation of (i) the Backstop Forward Purchase Agreement Asset (defined in Note 3, Business Combination and Backstop Agreement) and (ii) the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option (all defined in Note 7, Senior Secured Convertible Notes). The Company bases its estimates using Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

The Company’s results can also be affected by economic, political, legislative, regulatory or legal actions. Economic conditions, such as recessionary trends, inflation, interest rates, changes in regulatory laws and monetary exchange rates, and government fiscal policies, can have a significant effect on operations. The Company could also be affected by civil, criminal, regulatory or administrative actions, claims, or proceedings.

Restricted Cash

The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use. Restricted cash as of June 30, 2023 was $1,000,000, consisting of the portion of proceeds received from the 2023 Convertible Note, as defined in Note 7, Senior Secured Convertible Notes, that is being held in an escrow account.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Concentrations of Credit Risk, Off-balance Sheet Risk and Other Risks

The Company has held minimal cash since its inception and certain of its expenses have been primarily paid for by the proceeds from the issuance of common stock and debt.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including the development of product candidates. Research and development costs are expensed as incurred. For the three and six months ended June 30, 2023 and 2022, research and development expenses consist of expenses recognized for stock-based compensation and incurred for initial license fees, annual maintenance license fees, and services agreements. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred.

Deferred Offering Costs

The Company capitalized certain legal, professional accounting, and other third-party fees associated with equity financings such as the Business Combination as deferred offering costs until such financings are consummated. After consummation of the equity financings, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. The Company recorded deferred offering costs of $2,048,530 as a reduction to the Business Combination proceeds into additional paid-in capital during the first quarter of 2023. The Company recorded $7,429,000 as a component of other income/(expense) in its condensed consolidated statements of operations as the amounts were in excess of the proceeds generated as a result of the Business Combination.

Income Taxes and Tax Credits

Income taxes are recorded in accordance with FASB Accounting Standards Codification 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. There is no provision for income taxes because the Company has incurred operating loss and capitalized certain items for income tax purposes since its inception and maintains a full valuation allowance against its net deferred tax assets. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2023 and December 31, 2022, the Company had no liability for income tax associated with uncertain tax positions.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Net Loss Per Share

Net loss per share is computed by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and, if dilutive, the weighted-average number of potential shares of common stock. For the purposes of the diluted net loss per share calculation, common stock warrants, common stock options outstanding, and contingently issuable Earnout Shares (as defined in Note 3, Business Combination and Backstop Agreement) are considered to be potentially dilutive securities for all periods presented, and as a result, diluted net loss per share is the same as basic net loss per share for those periods.

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

The Company’s Backstop Agreement (as defined within and Note 3, Business Combination and Backstop Agreement), 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option, (as defined and discussed in Note 7, Senior Secured Convertible Notes), are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4, Fair Value Measurements). The carrying values of accounts payable, accrued expenses, and short-term loans approximate their fair values due to the short-term nature of these liabilities.

Backstop Forward Purchase Agreement Asset

The Company recorded a Backstop Forward Purchase Agreement Asset on its condensed consolidated balance sheets in connection with the closing of the Business Combination (as defined in Note 3, Business Combination and Backstop Agreement, and also referred to herein as the “Backstop Agreement”), which closed on February 15, 2023. The Company concluded that the Backstop Forward Purchase Agreement Asset should be classified as a derivative and therefore its fair value was initially measured at the closing of the Backstop Agreement and subsequently remeasured at each reporting period. As of June 30, 2023, its fair value was $18,760,000. Changes in fair value are reflected within other income/(expense) in the condensed consolidated financial statements.

2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option

As discussed within Note 7, Senior Secured Convertible Notes, in May 2023 the Company entered into a securities purchase agreement with an accredited investor for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of the Company’s common stock, in an aggregate principal amount of up to $27,000,000, in a private placement. On May 25, 2023, the Company consummated the closing for the sale of (i) the initial Note in the principal amount of $7,560,000 (referred to in this Report as the “2023 Convertible Note”) and (ii) a warrant to initially acquire up to 552,141 additional shares of the Company’s common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “SPA Warrant”).

The Company has elected to account for the Notes at fair value under the fair value option, under which the Notes will be initially measured at fair value and subsequently remeasured during each reporting period. Changes in fair value will be reflected within other income/(expense) in the condensed consolidated financial statements, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive income.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Further, the Company concluded that the right to acquire additional Notes is separately exercisable from the 2023 Convertible Note and the SPA Warrant. If and when the additional Notes are issued, the Company will evaluate whether to account for such additional Notes at (a) fair value under the fair value option or (b) an amortized cost. Refer to Note 7, Senior Secured Convertible Notes, for further detail on the terms of the Notes and potential future issuances.

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder recorded to other income/(expense) on the condensed consolidated statements of operations. The Company will reassess the classification of the SPA Warrant at each reporting period and record any changes to fair value as necessary.

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the purchase option within the SPA in favor of the investor (the “Ayrton Note Purchase Option”), which gives the investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more additional closings. The initial fair value of the liability was recorded to other income/(expense) on the condensed consolidated statements of operations and will be remeasured at each reporting period.

Emerging Growth Company

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The Company early adopted ASU 2020-06 as of January 1, 2023, using a modified retrospective approach, noting the Company’s prior instruments would not be impacted by this adoption. The Company utilized the updated derivative guidance when accounting for the 2023 Convertible Note (as defined in Note 7, Senior Secured Convertible Notes).

3. Business Combination and Backstop Agreement

Business Combination

On February 14, 2023, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement.

Upon consummation of the Business Combination and other transactions, the following occurred:

●	AHAC changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and is referred to herein as “the Company.” Unless the context otherwise requires, references to “AHAC” herein refer to the Company prior to Closing.

●	AHAC issued approximately 23,355,432 shares, with an aggregate value equal to $233,554,320, of AHAC’s Class A common stock to the holders of Legacy Ocean’s securities immediately prior to the Closing, in exchange for all of the issued and outstanding capital stock of Legacy Ocean. The aggregate value was adjusted as required by the Business Combination Agreement to take into account net working capital, closing net debt and Legacy Ocean transaction expenses.

●	The 2,625,000 shares of AHAC Class B common stock held by Aesther Healthcare Sponsor, LLC (the “Sponsor”) were converted on a one-for-one basis into shares of AHAC’s Class A common stock.

●	The Backstop Parties (as defined below within Backstop Agreement) purchased 3,535,466 shares of AHAC’s Class A common stock prior to the Closing that are subject to the backstop agreement (these shares, referred to as the “Recycled Shares,” and the backstop agreements, referred to as the “Backstop Agreement,” are both defined below).

●	AHAC issued an additional 1,365,000 shares of Class A common stock to the Sponsor for obtaining extensions beyond the September 2022 deadline to complete an initial business combination.

●	The Backstop Parties purchased 1,200,000 shares of AHAC’s Class A common stock in the open market for an aggregate purchase price of $12,675,912 prior to the Closing (the “Share Consideration Shares”).

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

●	The Company issued to Second Street Capital, LLC (“Second Street Capital”), Legacy Ocean’s lender, three warrants (the “Converted Ocean Warrants”) exercisable to acquire that number of shares of the Company’s common stock equal to the economic value of the Legacy Ocean warrants previously issued to Second Street Capital in exchange for the termination of the Legacy Ocean warrants. The Converted Ocean Warrants are exercisable for a total of 511,712 shares of the Company’s common stock at an exercise price of $8.06 per share and 102,342 shares of the Company’s common stock at an exercise price of $7.47 per share.

●	The Company issued to Polar (as defined below) 1,350,000 newly issued shares of its common stock that are subject to the forward purchase provisions of the Backstop Agreement.

●	Each share of AHAC’s Class A common stock was automatically reclassified into one share of the Company’s common stock, including the remaining shares of AHAC Class A common stock that were not redeemed.

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ equity/(deficit) and cash flows for the six months ended June 30, 2023:

(in thousands)
Cash from AHAC trust, net of redemptions	$52,070
Issuance costs from business combination	(2,049)
Net impact on total stockholders’ equity	50,021

Non-cash offering costs	2,049
Net impact on cash provided by financing activities	$52,070

Earnout Shares

In addition, pursuant to Business Combination Agreement, Legacy Ocean’s stockholders prior to the Closing (the “Legacy Ocean Stockholders”) are entitled to receive from the Company, in the aggregate, up to an additional 19,000,000 shares of the Company’s common stock (the “Earnout Shares”) as follows: (a) in the event that the volume-weighted average price (the “VWAP”) of the Company’s common stock exceeds $15.00 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing Date until the 36-month anniversary of the Closing, the Legacy Ocean Stockholders shall be entitled to receive an additional 5,000,000 shares of the Company’s common stock, (b) in the event that the VWAP of the Company’s common stock exceeds $17.50 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing until the 36-month anniversary of the Closing, the Legacy Ocean Stockholders shall be entitled to receive an additional 7,000,000 shares of the Company’s common stock and (c) in the event that the VWAP of the Company’s common stock exceeds $20.00 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing until the 36-month anniversary of the Closing, the Legacy Ocean Stockholders shall be entitled to receive an additional 7,000,000 shares of the Company’s common stock. In addition, for each issuance of Earnout Shares, the Company will also issue to Sponsor an additional 1,000,000 shares of the Company’s common stock.

The Company has concluded that the Earnout Shares represent a freestanding equity-linked financial instrument as the arrangement (i) can be indexed to the Company’s stock and (ii) meets all of the criteria for equity classification within ASC 815-40. The Company performed the two-step analysis described within ASC 815-40-15 to determine indexation and noted that while the arrangement does contain contingencies, these contingencies are based on the market for the Company’s stock and do not preclude indexation.

Upon Closing, the fair value of the Earnout Shares was accounted for as a deemed dividend as of the closing date. Since the entries to recognize the fair value of the Earnout Shares offset within additional paid-in capital, there is no inherent impact to the condensed consolidated financial statements. Since the Earnout Shares are contingent on the Company’s stock price, there will be no impact to outstanding shares and will not represent participating securities until the time at which the contingencies have been met.

Backstop Agreement

On August 31, 2022, in connection with the execution of the Business Combination Agreement, AHAC and Legacy Ocean entered into an OTC Equity Prepaid Forward Transaction with Vellar Opportunity Fund SPV LLC– Series 3 (“Vellar”) (as amended, the “Backstop Agreement”). Pursuant to the terms of the Backstop Agreement and its subsequent amendments, Vellar agreed to purchase up to 8,000,000 shares of AHAC’s Class A common stock in the open market in exchange for up to $80,000,000, including from other stockholders that elected to redeem and subsequently revoked their prior elections to redeem their shares, following the expiration of AHAC’s redemption offer.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

On February 13, 2023, AHAC, Vellar and Legacy Ocean entered into an assignment and novation agreement with Meteora Special Opportunity Fund I, LP, Meteora Select Trading Opportunities Master, LP and Meteora Capital Partners, LP (collectively “Meteora”) (the “Meteora Agreement”), pursuant to which Vellar assigned its obligation to purchase 2,666,667 shares of the Company’s common stock under the Backstop Agreement to Meteora. In addition, on February 13, 2023, AHAC, Vellar and Legacy Ocean entered into an assignment and novation agreement with Polar Multi-Strategy Master Fund (“Polar” and, collectively with Vellar and Meteora, the “Backstop Parties”) (the “Polar Agreement”) pursuant to which Vellar assigned its obligations to 2,000,000 shares of common stock of the Company to be purchased under the Backstop Agreement to Polar.

Further, the Backstop Agreement grants the Backstop Parties the right to purchase additional shares from the Company (the “Additional Shares” and, together with the Recycled Shares, the “Backstop Shares”) up to an amount equal to the difference between the number of Recycled Shares (defined below) and the maximum number of shares of 8,000,000.

The Company agreed to purchase the unsold portion of the Backstop Shares from the Backstop Parties on a forward basis upon the “Maturity Date” (as amended, the third anniversary of the closing of the Business Combination, subject to certain acceleration provisions). The purchase price payable by the Company includes a prepayment in the amount of the redemption price per share (the “Prepayment”) from the proceeds released from the trust account related to those shares.

On February 14, 2023, (i) pursuant to the Backstop Agreement, the Backstop Parties purchased 3,535,466 shares of AHAC’s Class A common stock for $10.56 per share (the “Recycled Shares”) and (ii) pursuant to Polar’s exercise of its right to purchase Additional Shares, AHAC, Legacy Ocean and Polar entered into a subscription agreement pursuant to which Polar purchased 1,350,000 newly issued shares of the Company’s common stock at a per share purchase price of approximately $10.56 (the “Polar Subscription”). Under the Backstop Agreement, the Additional Shares are subject to the same terms as the Recycled Shares, including with regard to repayment and repurchase.

Subsequent to Closing, the Prepayment amount was equal to $51,606,389, consisting of $37,345,985 for the Recycled Shares and $14,260,404 for the Polar Subscription Shares. As the $14,260,404 was a netted transaction between the Company and Polar, only $37,345,985 was paid out of the funds the Company received from AHAC’s trust account. This net impact from the payment outflow to Backstop Parties for the Backstop Agreement of $51,606,389 and the proceeds inflow from the issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement of $14,260,404 are disclosed in the Company’s condensed consolidated statement of cash flows.

The Company measures the fair value of the Prepayment on a recurring basis, with its current fair value recorded on the condensed consolidated balance sheets and any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

At any time prior to the Maturity Date, and in accordance with the terms of the Backstop Agreement, the Backstop Parties may elect an optional early termination to sell some or all of the Recycled Shares and Additional Shares. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment amount will be paid back to the Company. As of June 30, 2023, the Backstop Parties have sold 140,261 shares, for which the Company has received net proceeds of $1,443,854, after paying related fees to the Backstop Parties. Depending on the manner in which the OTC Equity Prepaid Forward Transaction is settled, the Company may never have access to the full Prepayment.

On May 23, 2023 the Company received an Equity Prepaid Forward Transaction - Valuation Date Notice (“Notice”) from Vellar stating that due to the Company’s alleged failure to timely register the shares held by Vellar, Vellar has the right to terminate the Backstop Agreement as to their portion of the shares and Vellar is claiming it is entitled to receive Maturity Consideration (as defined in the Backstop Agreement) equal to $6,667,667, which at the Company’s discretion may be paid in cash or by offset to the shares currently held by Vellar. Management is actively reviewing the Notice and takes issue with multiple aspects of the Notice including, but not limited to, Vellar’s right to terminate their portion of the Backstop Agreement and their asserted Maturity Consideration calculation. As such, the Company is consulting with advisors and other parties and is considering the potential resource and remedies it may elect to pursue, and intends to aggressively assert its rights should this matter not be resolved. After a review of all applicable documents related to the Backstop Agreement, the Company believes its position with respect to the terms of the agreement and intent of the parties is supported by the Backstop Agreement and facts and circumstances under which it was entered into. Further, given the early stage of this matter and the uncertainty inherent in litigation and investigations, the Company does not currently believe it is (i) probable to incur losses or (ii) possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock Purchase Agreement

Subsequent to the Business Combination, the Company is subject to the terms and conditions of (i) a common stock purchase agreement, dated September 7, 2022 (the “Common Stock Purchase Agreement”) and (ii) a registration rights agreement, dated September 7, 2022 (the “White Lion Registration Rights Agreement”), that AHAC entered into with White Lion Capital LLC (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right from time to time at its option to sell to White Lion up to $75,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock (the “Equity Line Shares”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. These limitations stipulate that the Company may not sell, and White Lion may not purchase, shares of the Company common stock that would result in White Lion owning more than 9.99% of the outstanding common stock of the Company. The Common Stock Purchase Agreement expires after two years.

In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the right to sell additional shares represents a freestanding put option, and as such, the financial instrument was classified as a derivative asset with a nominal fair value.

In consideration for the commitments of White Lion to purchase Equity Line Shares, the Common Stock Purchase Agreement included 75,000 initial commitment shares to White Lion, which had a fair value of $493,500 upon issuance. The $493,500 in commitment costs, was recorded in other income/(expense) in the Company’s condensed consolidated statements of operations.

Sponsor Promissory Notes

Upon consummation of the Business Combination, the Company assumed two of AHAC’s loans, totaling $2,100,000, one of which accrued interest at 8% per annum and the other accrued interest at 15% per annum. Both loans were due within five days of Closing. $500,000 was paid down at Closing, with the remaining paid down in May 2023 via the proceeds received from the initial Note under the Ayrton Convertible Note Financing. Refer to Note 7, Senior Secured Convertible Notes, for further detail on the Notes.

In connection with the assumption of AHAC’s loans and pursuant to the terms of the Business Combination Agreement described above, the Company issued 1,365,000 shares of its common stock to the Sponsor as consideration for providing the loans to the Company (the “Sponsor Extension Shares”). In addition, pursuant to the terms of an amendment entered into prior to the paydown of the loans, the Company issued a total of 150,000 shares of its common stock in exchange for extensions of the maturity date.

The Company recognized a loss on extinguishment of debt of $984,000 in its consolidated statements of operations for the three months ended June 30, 2023 for the 150,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, the Company recognized a loss on extinguishment of debt of $13,595,400 in its condensed consolidated statements of operations for the six months ended June 30, 2023 for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, the Company recorded interest expense of $24,046 and $36,852 in its condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

Deferred Underwriting Commissions

At Closing, the underwriters for AHAC’s initial public offering (“IPO”) agreed to defer payment of $3,150,000 of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note. The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The amount is recorded as a short-term loan in the condensed consolidated financial statements. The Company recorded $71,663 and $107,888 of interest expense on the outstanding balance in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2023.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Backstop Forward Purchase Agreement Asset	$-	$-	$18,760	$18,760
Total financial assets	$-	$-	$18,760	$18,760
Financial liabilities:
2023 Convertible Note	$-	$-	$(6,076)	$(6,076)
SPA Warrant	-	-	(2,182)	(2,182)
Ayrton Note Purchase Option	-	-	(461)	(461)
Total financial liabilities	$-	$-	$(8,719)	$(8,719)

During the three and six months ended June 30, 2023, there were no transfers between Level 1, Level 2, and Level 3.

Valuation of Backstop Forward Purchase Agreement Asset

The valuation of the Backstop Forward Purchase Agreement Asset was previously determined using a binomial lattice option pricing model. During the second quarter of 2023, the Company elected to utilize a Monte-Carlo simulation on a prospective basis, noting no material changes to the presentation of the fair values at inception and as of the end of the first quarter of 2023. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, expected term, expected future stock price, and various simulated paths, were utilized to estimate the fair value of the associated asset. The value of the Backstop Forward Purchase Agreement Asset was calculated as the average present value over 50,000 simulated paths. The Company will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income/(expense) in its condensed consolidated statements of operations.

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated Volatility	Expected future stock price	Risk-free rate
Backstop Forward Purchase Agreement Asset	80%	$2.74-$12.71	4.6%

Valuation of the 2023 Convertible Note and SPA Warrant

The Company utilized a Monte-Carlo simulation at inception to value the 2023 Convertible Note and SPA Warrant. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including subsequent placement and change in control, and various simulated paths, were utilized to estimate the fair value of the associated liabilities. The value of the 2023 Convertible Note and SPA Warrant was calculated as the average present value over 50,000 simulated paths. The Company will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income/(expense) in the Company’s condensed consolidated statements of operations.

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated Volatility	Range of Probabilities	Risk-free rate
2023 Convertible Note	59.0%	5%-80%	4.9%
SPA Warrant	75.0%	5%-80%	3.5%

Valuation of the Ayrton Note Purchase Option

The Company utilized the Black-Scholes Merton model to value the Ayrton Note Purchase Option. The key inputs and assumptions used in the Black-Scholes Merton Model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. The Company will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income/(expense) in the Company’s condensed consolidated statements of operations.

The following table summarizes some of the significant inputs and assumptions used in the Black-Scholes Merton model:

	Estimated Volatility	Risk-free rate
Ayrton Note Purchase Option	15%	4.0%-4.7%

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a roll forward of the aggregate fair values of the Company’s Backstop Forward Purchase Agreement Asset, the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option for which fair value is determined using Level 3 inputs:

Level 3 Rollforward (in thousands)	Backstop Forward Purchase Agreement Asset	2023 Convertible Note	SPA Warrant	Ayrton Note Purchase Option
Balances as of January 1, 2023	$-	$-	$-	$-
Initial fair value measurement	51,606	-	-	-
Changes in fair value	(26,934)	-	-	-
Balance as of March 31, 2023	24,672	-	-	-
Proceeds from Backstop Agreement	(1,444)	-	-	-
Initial fair value measurement	-	(5,628)	(1,932)	(269)
Changes in fair value	(4,468)	(448)	(250)	(192)
Balance as of June 30, 2023	$18,760	$(6,076)	$(2,182)	$(461)

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accounts payable and accrued expenses:
Accounting and legal fees	$12,118	$10,250
Research and development	546	544
Other	1,380	646
Total accounts payable and accrued expenses	$14,044	$11,440

6. Short-term Loan Agreements

Short-term Loan Agreements

As of June 30, 2023 and December 31, 2022, the Company had the following short-term loan balances:

	June 30, 2023	December 31, 2022
Short-term loans:
Second Street Loan	$600	$600
Second Street Loan 2	400	200
March Second Street Loan	700	-
McKra Loan	1,000	-
Underwriter Promissory Note	3,150	-
2023 Convertible Note	6,076	-
Less: issuance costs remaining to be amortized	(55)	(24)
Short-term loans, net of issuance costs	$11,871	$776

Second Street Capital Loans

Second Street Loan

In February 2022, the Company entered into a loan agreement (the “Second Street Loan”) with Second Street Capital, pursuant to which the Company borrowed $600,000. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. In connection with the loan, the Company issued a warrant to purchase 312,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of the Company’s next financing, Second Street Capital has the right to put the warrants to the Company in exchange for a payment of $250,000. The accounting treatment for the warrants is discussed within Note 10, Warrants.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

Second Street Loan 2

In April 2022, the Company entered into a second loan agreement with Second Street Capital (the “Second Street Loan 2”) to borrow $200,000, which was later amended in January 2023 to borrow an additional $200,000. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. In connection with this loan, the Company issued a warrant to purchase 62,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. The accounting treatment for the warrants is discussed within Note 10, Warrants.

March Second Street Loan

In March 2023, the Company entered into a new loan agreement with Second Street Capital (the “March Second Street Loan” and together with the Second Street Loan and Second Street Loan 2, the “Second Street Loans”) pursuant to which the Company could borrow up to $1,000,000 to pay certain accrued expenses. Of this amount, the Company borrowed $700,000. The loan bears interest at 15% per annum. The Company issued a warrant to Second Street Capital for 200,000 shares of the Company’s common stock, exercisable for five years at an exercise price of $10.34 and will pay up to $150,000 in loan fees at maturity. Since the Company only advanced $700,000, the loan fee of $105,000 is due at maturity. The accounting treatment for the warrants is discussed within Note 10, Warrants.

Second Street Capital Loan Amendments

In connection with amendments to the Second Street Loans, an additional 225,000 and 75,000 warrants to purchase the Company’s common stock were issued in 2023 and 2022, respectively. The terms of the warrants and respective accounting treatments are summarized in Note 10, Warrants.

The most recent amendment, effective as of May 2023, included the following terms:

(i)	Upon execution of the amendment, the Company paid the remainder of outstanding fees due.
(ii)	Within 5 business days of the receipt of the first Additional Closing (as defined within the Securities Purchase Agreement, discussed in Note 7, Senior Secured Convertible Notes), the Company is required to pay $500,000 towards its outstanding loans.
(iii)	Within 5 business days of the second Additional Closing (as defined within the Securities Purchase Agreement), the Company is required to pay $1,200,000 towards its outstanding loans plus any accrued unpaid interest.
(iv)	In the event the Company raises additional equity through financing arrangements of at least $25,000,000, the Company is required to use the proceeds to repay the remainder of its outstanding loans plus any accrued unpaid interest.
(v)	In exchange for the amendment, the Company issued 25,000 shares of its common stock to Second Street Capital. The fair value of the shares issued are recorded in the Company’s condensed consolidated statements of operations as a loss on debt extinguishment.

Second Street Capital Loans – Interest Expense

During the three months ended June 30, 2023 and 2022, the Company recognized $292,018 and $49,111 of interest expense on the Second Street Capital Loans, respectively, including $227,560 and $22,278, respectively, related to the amortization of debt issuance costs. During the six months ended June 30, 2023 and 2022, the Company recognized $485,617 and $64,954 of interest expense on the Second Street Capital Loans, respectively, including $383,784 and $28,611, respectively, related to the amortization of debt issuance costs.

McKra Investments III Loan

In March 2023, the Company entered into a Loan Agreement with McKra Investments III (“McKra”) pursuant to which the Company borrowed $1,000,000, which bears interest at 15% per annum (the “McKra Loan”). The Company is required to pay a $150,000 loan and convenience fee due upon repayment of the loan. The Company issued a warrant to purchase 200,000 shares of the Company’s common stock, with an exercise price of $10.34 per share, exercisable until March 27, 2028. The accounting treatment for the warrants is discussed within Note 10, Warrants.

The McKra Loan was amended, effective in May 2023, including the following terms:

(i)	Upon execution of the amendment, the Company paid the remainder of outstanding fees due.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(ii)	Within 5 business days of the receipt of the first Additional Closing (as defined within the Securities Purchase Agreement, discussed in Note 7, Senior Secured Convertible Notes), the Company is required to pay $500,000 towards its outstanding loans.
(iii)	Within 5 business days of the second Additional Closing (as defined in Note 7, Senior Secured Convertible Notes), the Company is required to pay $500,000 towards its outstanding loans plus any accrued unpaid interest.
(iv)	In the event the Company raises additional equity through financing arrangements of at least $25,000,000, the Company is required to use the proceeds to repay the remainder of its outstanding loans plus any accrued unpaid interest.
(vi)	As consideration for entering into the amendment, the Company issued 25,000 shares of its common stock to McKra. The fair value of the shares issued are recorded in the Company’s condensed consolidated statements of operations as a loss on debt extinguishment.

During the three and six months ended June 30, 2023, the Company recognized $185,845 and $200,845 of interest expense on the McKra Loan, respectively, including $147,928 and $161,261, respectively, related to the amortization of debt issuance costs.

Underwriter Promissory Note

For a discussion of an outstanding note due to the underwriters in AHAC’s IPO, see Note 3, Business Combination and Backstop Agreement.

7. Senior Secured Convertible Notes

Senior Secured Convertible Notes

In May 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of the Company’s common stock, in an aggregate principal amount of up to $27,000,000, in a private placement (the “Ayrton Convertible Note Financing”). In May 2023, the Company consummated the closing for the sale of (i) the initial note in the principal amount of $7,560,000 and (ii) a warrant to initially acquire up to 552,141 additional shares of the Company’s common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “SPA Warrant”). Each Note will be sold at an original issue discount of 8%. Future issuances of Notes (“Additional Closings”) are subject to satisfaction of certain conditions. At the closing of the first Additional Closing, $8,640,000 in principal amount of Notes will be issued (the “First Additional Closing Date”) and $10,800,000 in principal amount of Notes will be issued at the closing of the second Additional Closing. So long as any Notes remain outstanding, the Company and each of its subsidiaries are prohibited from effecting or entering into an agreement to effect any subsequent placement involving a Variable Rate Transaction, as defined within the SPA, other than pursuant to the White Lion Common Stock Purchase Agreement.

The interest rate applicable to each Note is, as of any date of determination, the lesser of (i) 8% per annum and (ii) the greater of (x) 5% per annum and (y) the sum of (a) the “secured overnight financing rate,” which from time to time is published in the “Money Rates” column of The Wall Street Journal (Eastern Edition, New York Metro), in effect as of such date of determination and (b) 2% per annum. Each Note will mature on the first anniversary of its issuance.

All or any portion of the principal amount of each Note, plus accrued and unpaid interest is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $10.34 per share, subject to certain adjustments and alternative conditions. A noteholder will not have the right to convert any portion of a Note, to the extent that, after giving effect to such conversion, the noteholder (together with certain of its affiliates and other related parties) would beneficially own in excess of 9.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion. Upon a change of control of the Company, noteholders may require the Company to redeem all, or any portion, of the Notes at a price stipulated by certain conditions as discussed within the SPA.

The Notes provide for certain events of default, including, among other things, any breach of the covenants described in the SPA and any failure of Dr. Chirinjeev Kathuria to be the chairman of our Board of Directors. In connection with an event of default, the noteholders may require the Company to redeem all or any portion of the Notes, at a premium set forth in the SPA.

The Company is subject to certain customary affirmative and negative covenants regarding the rank of the Notes, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. The Company is also subject to financial covenants requiring that (i) the amount of the Company’s available cash equals or exceeds $3,000,000 at the time of each Additional Closing; (ii) the ratio of (a) the outstanding principal amount of the Notes, accrued and unpaid interest thereon, and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceeding 35%; and (iii) at any time any Notes remain outstanding, with respect to any given calendar month (each, a “Current Calendar Month”) (x) the available cash on the last calendar day in such Current Calendar Month shall be greater than or equal to the available cash on the last calendar day of the month prior to such Current Calendar Month less $1,500,000.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has elected to account for the Notes at fair value under the fair value option, under which the Notes will be initially measured at fair value and subsequently re-measured during each reporting period. Changes in fair value will be reflected within other income/(expense) in the condensed consolidated financial statements, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive income.

Further, the Company concluded that the right to acquire additional Notes is separately exercisable from the 2023 Convertible Note and the SPA Warrant. If and when the additional Notes are issued, the Company will evaluate whether to account for such additional Notes at (a) fair value under the fair value option or (b) an amortized cost.

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder of $626,600 recorded to other income/(expense) on the condensed consolidated statements of operations. Subsequently, the Company will reassess the classification of the SPA Warrant at each reporting period and record any changes to fair value as necessary.

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the Ayrton Note Purchase Option, which gives the Investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more Additional Closings. The initial recognition of this liability was measured at fair value utilizing the Black-Scholes Merton model and the fair value of $461,000 was recorded to other income/(expense) on the condensed consolidated statements of operations. The liability is recorded within other non-current liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2023. The liability will be remeasured at each reporting period and the Company will record any changes to fair value as necessary.

8. Commitments and Contingencies

Litigation

Heller v. Ocean Biomedical, Inc. et al., Case No. 1:23cv212. On May 23, 2023, Jonathan Heller (“Heller”) filed a civil action against the Company, Poseidon Bio LLC, Chirinjeev Kathuria and Elizabeth Ng (collectively, the “Defendants”) in the District Court of Rhode Island. Heller has asserted claims alleging that he is entitled to earned salary and various other payments following his resignation from the Company. On July 27, 2023, Defendants filed their Answer and Affirmative Defenses. Defendants intend to vigorously defend against Heller’s claims. Given the early stage of this matter and the uncertainty inherent in litigation and investigations, the Company does not currently believe it is (i) probable to incur losses or (ii) possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.

License Fees

The Company entered into license agreements with its academic research institution partners. Under these license agreements, the Company is required to make annual fixed license maintenance fee payments. The Company is also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license and collaboration agreements are contingent upon future events such as achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, the Company has not included these fees in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

For further discussion on license fees recorded during the period, refer to Note 13, License Agreements.

Contingent Compensation and Other Contingent Payments

The Company currently has approximately $14,003,625 in contingently issuable payments that are triggered upon its first cumulative capital raise of at least $50,000,000 and consists of $12,403,625 of contingent compensation and bonuses to certain members of senior management, $1,600,000 of contingent vendor payments, and $136,496 of related party expense.

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

Directors and Officers Liability Insurance

On February 14, 2023, the Company obtained directors and officers liability (“D&O”) insurance that includes (i) a one-year run-off policy for AHAC’s directors and officers that provides coverage for claims that arise out of wrongful acts that allegedly occurred prior to the date of the Business Combination and (ii) a standard one-year policy for the Company’s directors and officers that provides coverage for claims made by stockholders or third parties for alleged wrongdoing. The total annual premiums for the policies are approximately $1,200,000 paid over twelve months. As of June 30, 2023, the Company has paid $609,685 of the premiums that is recorded as general and administrative expenses in its condensed consolidated financial statements.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

9. Equity

Common Stock

The holders of common stock of the Company are entitled to dividends when and if declared by the Company’s Board of Directors. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. As of June 30, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.0001 per share. As of December 31, 2022, the Company had 180,564,262 authorized shares of common stock with a par value of $0.0001 per share.

As of June 30, 2023 and December 31, 2022, the Company’s common stock issued and outstanding consisted of the following:

	Common Stock Outstanding (1)
	June 30, 2023	December 31, 2022
Legacy Ocean equity holders	17,496,370	17,496,370
Retroactive application of recapitalization	5,859,062	5,859,062
Adjusted Legacy Ocean equity holders	23,355,432	23,355,432
Non-redeemed public stockholders	293,569	-
Recycled Shares (2)	3,535,466	-
Share Consideration Shares (2)	1,200,000	-
Polar Subscription shares (2)	1,350,000	-
Sponsor Extension Shares	1,365,000	-
Sponsor shares	2,625,000	-
Sponsor loan amendment shares (3)	200,000	-
Other shares	13,257	-
Commitment shares (4)	75,000	-
Total	34,012,724	23,355,432

(1)	The common stock outstanding in this table may not necessarily be representative of the current holders of the shares as of June 30, 2023, but is meant to represent shares of common stock issued through various arrangements.
(2)	The Recycled Shares, Share Consideration Shares, and Polar Subscription shares were all issued in connection with the Backstop Agreement and related Subscription Agreement. Refer to Note 3, Business Combination and Backstop Agreement, for further detail.
(3)	These shares were issued in connection with loan amendments with (i) 150,000 issued in relation to the Sponsor Promissory Notes, (ii) 25,000 issued to Second Street Capital, and (iii) 25,000 issued to McKra. Refer to Note 3, Business Combination and Backstop Agreement, for further detail on the Sponsor Promissory Notes and Note 6, Short-Term Loan Agreements, for further detail on loans with Second Street Capital and McKra.
(4)	The commitment shares refer to the initial commitment shares issued in connection with the Common Stock Purchase Agreement. Refer to Note 3, Business Combination and Backstop Agreement, for further detail.

Profit Interests in Poseidon

Legacy Ocean’s founder and then sole stockholder was issued 17,454,542 shares of Legacy Ocean’s common stock (“Founders Shares”) upon the formation of Legacy Ocean on January 2, 2019. After inception and prior to the Business Combination, the majority of the Founders Shares were contributed to Poseidon Bio, LLC (“Poseidon”), with Poseidon subsequently granting Class A and Class B profit interests to Legacy Ocean’s founder and other certain executive and employees, respectively, and resulting in Legacy Ocean’s founder holding 100% of the voting power of Poseidon. Further, after inception and prior to the Business Combination, Legacy Ocean implemented reverse stock splits which are appropriately reflected as applicable to the condensed consolidated financial statements.

These profit interests grants in the Company’s controlling shareholder were deemed to be transactions incurred by the shareholder and within the scope of ASC 718, Stock Compensation. As a result, the related transactions by the shareholder were pushed down into the Company’s condensed consolidated financial statements. As of June 30, 2023, Legacy Ocean’s founder held 100% of the voting power and 68% of the equity interests in Poseidon. The related stock-based compensation recognized is discussed below.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

Stock Options

2022 Stock Option and Incentive Plan

The Company’s Board of Directors (“the Board”) approved and adopted the 2022 Stock Option and Incentive Plan and Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (the “Incentive Plan”) prior to the Closing of the Business Combination.

The maximum number of shares of common stock that may be initially issued or transferred pursuant to awards under the Incentive Plan equals 4,360,000 shares (the “Share Limit”). The Share Limit will automatically increase on the first trading day in January of each calendar year during the term of the Incentive Plan, with the first such increase to occur in January 2024, by an amount equal to the lesser of (i) three percent (3%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year or (ii) such number of shares of common stock as may be established by the Board.

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

Stock Options to Non-Employee Directors

Under the Non-employee Director Compensation Policy, upon initial election or appointment to the Board, each new non-employee director will be granted under the Incentive Plan a one-time grant of a non-statutory stock option to purchase 75,000 shares of its common stock on the date of such director’s election or appointment to the Board, issuable under the incentive plan. These will vest in substantially equal monthly installments over three years, subject to the director’s continued service as a member of the Board through each applicable vesting date.

On February 15, 2023, 75,000 options were granted to each of the non-employee directors at a strike price of $10.00 per share.

The estimated fair value of a non-statutory stock option to purchase common stock on the grant date was $3.73 per share and was determined using the Black-Scholes Merton model. The stock-based compensation recorded for the three and six months ended June 30, 2023 was $186,370 and $831,994, respectively, was recorded within general and administrative expense in the Company’s condensed consolidated statements of operations, as discussed below. The total unrecognized compensation related to unvested stock option awards granted was $1,988,306 which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

2022 Employee Stock Purchase Plan

The Board approved and adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) prior to the Closing of the Business Combination.

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

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

The Board has discretion to amend the ESPP to any extent and in any manner it may deem advisable, provided that any amendment that would be treated as the adoption of a new plan for purposes of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) will require stockholder approval. The Board may suspend or terminate the ESPP at any time.

Stock-Based Compensation

The Company recognizes stock-based compensation costs for equity-based compensation awards granted to employees, nonemployees, and directors in accordance with GAAP. The Company estimates the fair value and the resulting amounts using the Black-Scholes option-pricing model. The fair value is recognized on a straight-line basis over the requisite service periods but accelerated to the extent that grants vest sooner than on a straight-line basis. Forfeitures are accounted for as they occur and requires management to make a number of other assumptions, the volatility of the underlying shares, the risk-free interest rate and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the grant or option.

Stock-based compensation for the three and six months ended June 30, 2023 consisted of costs related to (i) stock options granted to non-employee directors in the first quarter of 2023 and (ii) warrants issued to advisors and consultants, as discussed below. Stock-based compensation for the three and six months ended June 30, 2022 solely consisted of costs related to the profit interests in Poseidon. The following table summarizes the allocation of stock-based compensation for the stock options, warrants, and Class B profit interests for the three and six months ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation:
Research and development (1)	$-	$3,186	$-	$6,372
General and administrative (2)	186	1,715	832	3,072
Total stock-based compensation	$186	$4,901	$832	$9,444

(1)	As discussed above, certain executives and employees of the Company hold profits interests in Poseidon. The fair value of these profit interest were recorded on the grant dates at fair value utilizing an option-pricing model under which interests are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class, adjusted for a discount for the lack of marketability to account for a lack of access to an active public market. As of the first quarter of 2023, the profit interests were fully amortized.
(2)	In March 2023, the Company issued warrants to advisors and consultants as discussed below in Note 10, Warrants. Refer to discussion below for further detail. Also included in general and administrative expense is the stock-based compensation expense for the options awards to non-employee directors.

As discussed above, as of June 30, 2023, there was $1,988,306 of unamortized stock-based compensation, to be recognized over a weighted-average period of approximately 2.6 years.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

10. Warrants

As of June 30, 2023 and December 31, 2022, the following warrants to purchase common stock were outstanding:

	June 30, 2023
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2023	426,427	$8.06	(2)	3/8/2026
Second Street Capital (1)	February 2023	85,285	$8.06	Equity-classified	4/22/2026
Second Street Capital (1)	February 2023	102,342	$7.47	Equity-classified	9/30/2026
Second Street Capital (1)	February 2023	75,000	$10.34	Equity-classified	2/15/2028
Second Street Capital	March 2023	200,000	$10.34	Equity-classified	3/29/2028
Second Street Capital	March 2023	150,000	$11.50	Equity-classified	3/31/2028
McKra Investments warrants	March 2023	200,000	$10.34	Equity-classified	3/28/2028
Special Forces F9 warrants	March 2023	150,000	$11.50	Equity-classified	3/7/2028
Public Warrants	(4)	5,250,000	$11.50	Equity-classified	2/14/2028
Private Warrants	(4)	5,411,000	$11.50	Equity-classified	2/14/2028
SPA Warrants (3)	May 2023	552,141	$11.50	Liability-classified	5/25/2028
		12,602,195

	December 31, 2022
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2022	312,500	$11.00	(2)	3/8/2026
Second Street Capital (1)	April 2022	62,500	$11.00	Equity-classified	4/22/2026
Second Street Capital (1)	September 2022	75,000	$10.20	Equity-classified	9/30/2026
		450,000

(1)	Upon Closing, and as discussed in Note 3, Business Combination and Backstop Agreement, Second Street Capital’s warrants issued from Legacy Ocean in 2022 were terminated in exchange for the Converted Ocean Warrants.

(2)	The Legacy Ocean warrant issued in February 2022 was issued with the right to put the warrant in exchange for a payment of $250,000. At the time of issuance, these warrants were recorded as a liability and as the Second Street Capital had the intention to exercise the put option in the near-term, the Company determined that recording the liability at its fair value of $250,000 was appropriate.

(3)	For further detail on the SPA Warrant, refer to Note 7, Senior Secured Convertible Notes.

(4)	For further detail on the Public Warrants and Private Warrants, refer to the “IPO Warrants” discussion below.

In 2022 and 2023, the Company entered into certain agreements with Second Street Capital, Special Forces F9, LLC (“Special Forces”), and McKra for which it issued warrants exercisable to purchase the Company’s common stock. For each of the warrants issued, the Company utilized the guidance within ASC 480, Distinguishing Liabilities from Equity¸ to determine whether the instruments should be recorded as liabilities or as equity. For warrants that are fully vested upon issuance with a fixed life term, the instrument is classified as equity and the Company recognizes the estimated fair value of the warrant within equity on the date of grant, with the offset be recorded within (i) other income/(expense) for those issued in conjunction with loans and (ii) stock-based compensation for those issued to advisors and consultants. The estimated fair value for the equity-classified warrants is determined utilizing the Black-Scholes Merton model, as described below. For the warrant with a put option, the Company recorded a corresponding liability in its condensed consolidated balance sheets as discussed above.

In addition, the Company has Public Warrants and Private Warrants that were assumed in connection with the closing of the Business Combination. They are treated as equity-classified instruments, as discussed below.

The use of the Black-Scholes Merton model requires management to make the following assumptions:

Expected volatility: The Company estimates volatility for warrants issued by evaluating the average historical volatility of a peer group of companies for a period of time equal to the expected term of the warrants.

Expected term: Derived from the life of the warrants issued and is based on the simplified method which is essentially the weighted average of the vesting period and contractual term.

Risk-Free Interest Rate: The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues, with a term that is equal to the warrants’ expected term at the grant date.

Dividend Yield: The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

The fair value is recognized on a straight-line basis over the requisite service periods but accelerated to the extent that grants vest sooner than on a straight-line basis. Forfeitures are accounted for as they occur and requires management to make a number of other assumptions, the volatility of the underlying shares, the risk-free interest rate and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the grant.

Prior to the Business Combination, the Company estimated the fair value of its common stock considering, among other things, contemporaneous valuations for the Company’s common stock prepared by third-party valuation firms and prices set forth in the Company’s previous filings with the SEC for a proposed IPO of its common stock that was not pursued by the Company. Upon execution of the Business Combination Agreement in September 2022, the value of the Second Street Warrants was based on the closing price of AHAC’s Class A common stock as reported on the Nasdaq Global Select Market on the grant date.

Following the Closing of the Business Combination, the value of warrants issued by the Company was based on the closing price of its common stock as reported on the Nasdaq Capital Market on the grant date. The Company estimates the fair value, based upon these values, using the Black-Scholes Merton model, which is affected principally by the life of the warrant, the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the warrant for time periods approximately equal to the expected term of the warrant. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company expenses the amount for warrants and stock-based awards within other income/(expense) and stock-based compensation, as applicable, in its condensed consolidated statements of operations.

Second Street Warrants

In connection with the Second Street Loans discussed in Note 6, Short-Term Loan Agreements, the Company issued a total of eight warrants exercisable to purchase an aggregate of 1,039,054 shares of its common stock to Second Street Capital (including the Converted Ocean Warrants, as discussed above). During the three months ended June 30, 2023 and 2022, the Company recognized $698,320 and $388,938, respectively, in other expense in its condensed consolidated statements of operations to record the issuance of warrants based on the estimated fair value of the awards on the date of grant. During the six months ended June 30, 2023 and 2022, the Company recognized $1,511,625 and $824,013, respectively, in other expense in its condensed consolidated statements of operations to record the issuance of warrants based on the estimated fair value of the awards on the date of grant.

Of the warrants issued to Second Street Capital, the warrant issued in connection with the March Second Street Loan, exercisable for 200,000 shares of the Company’s common stock, was treated as a debt discount and the respective fair value is being amortized over the life of the term of the loan. For those warrants issued in exchange for maturity extensions, the Company concluded that they met the accounting requirements for debt extinguishments and as such the fair values of the warrants, as well as related fees, were recorded in full to other income/(expense) in the period of issuance, with the offset to additional paid-in capital. As of June 30, 2023, all of the warrants remain outstanding.

McKra Investments III Warrant

In connection with the McKra Loan, discussed in Note 6, Short-Term Loan Agreements, the Company issued a warrant exercisable to purchase 200,000 shares of its common stock. The warrant is being treated as a debt discount and the fair value is being amortized over the life of the term. During the three and six months ended June 30, 2023, the Company recognized $719,231 and $789,400, respectively, in other expense in its condensed consolidated statements of operations based on the estimated fair value of the awards on the date of grant. As of June 30, 2023, the warrant remains outstanding.

Special Forces F9 Warrant

In connection with a strategic advisory agreement, dated March 19, 2023, between the Company and Special Forces, the Company issued to Special Forces a warrant to purchase 150,000 shares of its common stock with an exercise price of $11.50 per share exercisable until March 7, 2028. Warrants issued to advisors and consultants are also considered stock-based compensation. The estimated fair value of the warrant to purchase common stock on the grant date was $3.89 per share and was determined using the Black-Scholes Merton model.

In the first quarter of 2023, the full amount of the $583,500 of the fair value of the warrant was recognized since the warrant was fully vested upon issuance. The fair value was recorded as stock-based compensation within general and administrative expense on the Company’s condensed consolidated statements of operations. As of June 30, 2023, the warrant remains outstanding.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

SPA Warrant

In connection with the Ayrton Convertible Note Financing, the Company issued to an accredited investor a warrant exercisable for 552,141 shares of its common stock. Refer to Note 7, Senior Secured Convertible Notes, for further detail.

Public and Private Warrants

The Company has a total of 10,661,000 outstanding warrants to purchase one share of its common stock with an exercise price of $11.50 per share. Of these warrants, 5,250,000 were originally issued in AHAC’s IPO (the “Public Warrants”) and 5,411,000 were originally issued in a private placement in connection with the IPO (the “Private Warrants” and together with the Public Warrants, the “IPO Warrants”).

Each whole IPO Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed within the underlying agreements, at any time commencing 30 days after the completion of the Business Combination. However, the IPO Warrants are not exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the IPO Warrants.

The Company may call the IPO Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

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

The right to exercise will be forfeited unless the IPO Warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of an IPO Warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant. If the Company calls the IPO Warrants for redemption as described above, it’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the shares of common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

For accounting purposes, the Company accounts for the IPO Warrants in accordance with the guidance contained in ASC 480-10-25-8 and ASC 815-40 and are classified as an equity instrument. The fair values of the IPO Warrants were accounted for as deemed dividends. Since the entries to recognize the fair value of the IPO Warrants offset within additional paid-in capital, there is no inherent impact to the condensed consolidated financial statements.

Additional Share Consideration

In connection with the Marketing Services Agreement, dated March 7, 2023, between the Company and Outside The Box Capital (“OTBC”), the Company issued to OTBC 13,257 shares of its common stock as consideration, pursuant to the Marketing Services Agreement, in the second quarter of 2023. The fair value of this stock issuance of $83,121 was recorded within other income/(expense) in the Company’s condensed consolidated statements of operations.

11. Net loss Per Share

The Company computes basic loss per share using net loss attributable to stockholders and the weighted-average number of the Company’s common stock shares outstanding during each period, less shares subject to repurchase under the Backstop Agreement. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. The Company’s potentially dilutive securities, which include stock options, earnout shares, and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to the Company’s stockholders’ is the same.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

The net loss per share for the basic and diluted earnings calculations for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(13,028)	$(7,333)	$(80,429)	$(12,708)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	26,469,619	23,355,432	25,661,160	23,355,432
Net loss per common share, basic and diluted	$(0.49)	$(0.31)	$(3.13)	$(0.54)

As noted above, the following securities were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Stock options	600,000	-
Warrants to purchase shares of common stock	12,602,195	375,000

As discussed in Note 3, Business Combination and Backstop Agreement, Legacy Ocean is also entitled to receive up to an additional 19,000,000 shares of the Company’s common stock, referred to herein as the Earnout Shares. These Earnout Shares are subject to certain performance conditions that expire on the 36 month anniversary of Closing. None of these conditions have been met as of June 30, 2023.

12. License and Manufacturing Agreements

Elkurt/Brown License Agreements

In 2020, the Company entered into four separate Exclusive License Agreements (the “Initial Brown License Agreements”) with Elkurt, Inc.(“Elkurt”), a licensee of Brown University, which were subsequently amended in 2021 and 2022. Elkurt is a company formed by the Company’s scientific co-founders and members of our Board, Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., PhD, Chair of the Department of Pathology and Laboratory Medicine at Brown University. Under the Initial Brown License Agreements, Elkurt grants the Company exclusive, royalty-bearing licenses to patent rights and nonexclusive, royalty-bearing licenses to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in certain fields.

The latest amendment, executed on August 25, 2022, (i) extended the date after which Elkurt can terminate the license agreements if the Company has not raised at least $10.0 million in equity financing by November 1, 2023 and (ii) extended the dates of the commercialization plan of the license agreement to an additional three years.

For each of the Initial Brown License Agreements, as amended, the Company is required to pay Elkurt (i) a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021 until paid and (ii) an annual license maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 on January 1, 2028. In addition, upon successful commercialization, the Company is required to pay Elkurt (i) between 0.5% to 1.5% of net sales based on the terms of each of the Initial Brown License Agreements and (ii) 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. As of June 30, 2023, the Company recorded annual license maintenance fees of $24,000, and license fees of $268,000.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

The Company will also pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an Investigational New Drug Application (“IND”), or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. Ocean Biomedical is also responsible for reimbursement of patent costs. The Company records reimbursement of patent costs as general and administrative costs in the condensed consolidated statements of operations as incurred. As of June 30, 2023, the Company has incurred reimbursed patent costs expenses to Brown University in the amount of $370,746 of which $362,994 has been paid.

The contract term for each of the Initial Brown License Agreements, as amended, continues until the later of (i) the date on which the last valid claim expires or (ii) ten years. Either party may terminate each of the Initial Brown License Agreements in certain situations, including Elkurt being able to terminate the Initial Brown License Agreements at any time and for any reason after November 1, 2023, as discussed above. For the oncology programs, three of the license agreements have been sublicensed to the Company’s subsidiary, Ocean ChitoRx Inc, and for the fibrosis program, one license agreement has been sublicensed to the Company’s subsidiary, Ocean ChitofibroRx Inc.

Brown Anti-PfGARP Small Molecules License Agreement

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

For the Brown Anti-PfGARP Small Molecules License Agreement, the Company is required to pay Elkurt (i) an initial license fee of $70,000 which was paid during the second quarter of 2023 and (ii) an annual license fee maintenance fee of $3,000 beginning on September 13, 2023, which increases to $4,000 annually on September 13, 2028. Upon successful commercialization, based on the terms of the agreement, the Company is required to pay Elkurt (i) 1.25% of net sales and (ii) Elkurt 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company also is required to pay Elkurt $100,000 in the event that the Company or one of its sublicensees sublicenses this technology to a major pharmaceutical company or if the license agreement or any sublicense agreement for this technology is acquired by a major pharmaceutical company. A major pharmaceutical company is one that is publicly traded, with market capitalization of at least $5.0 billion and has been engaged in drug discovery, development, production and marketing for no less than 5 years.

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

The contract term for the Brown Anti-PfGARP Small Molecules License Agreement continues until the later of (i) the date on which the last valid claim expires or (ii) ten years. Either party may terminate the Brown Anti-PfGARP Small Molecules License Agreement in certain situations, including Elkurt being able to terminate the Brown Anti-PfGARP Small Molecules License Agreement at any time and for any reason after November 1, 2023 if the Company has not raised at least $10,000,000 in equity financing by then.

Refer to Note 13, Related Party Transactions, for further detail on the Company’s relationship to Elkurt.

Rhode Island License Agreement

In January 2021, the Company entered into an Exclusive License Agreement (the “Rhode Island License Agreement”) with Elkurt, a licensee of Rhode Island Hospital, as subsequently amended throughout that year. Under the Rhode Island License Agreement, as amended, Elkurt grants the Company an exclusive, royalty-bearing license to patent rights and a nonexclusive, royalty-bearing license to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in a certain field.

For the Rhode Island License Agreement, the Company is required to pay Elkurt (i) $110,000, due within 45 days of an equity financing of at least $10.0 million or November 1, 2023, whichever comes first, and (i) an annual maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 annually on January 1, 2029. Upon successful commercialization, under the terms of the agreement, the Company is also required to pay Elkurt (i) 1.5% of net sales and (ii) 25% of all nonroyalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company will also pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. To date, the Company has incurred total reimbursed patent costs expenses to Rhode Island Hospital in the amount of $432,393 of which $229,393 has been paid. As of June 30, 2023, the Company recorded an expense for the annual license maintenance fee of $3,000 and the initial license fee of $110,000.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

 Notes to Unaudited Condensed Consolidated Financial Statements

The contract term for the Rhode Island License Agreement began February 1, 2020 and will continue until the later of (i) the date on which the last valid claim expires or (ii) fifteen years. Either party may terminate the Rhode Island License Agreement in certain situations, including Elkurt being able to terminate the license agreement at any time and for any reason by November 1, 2023, if the Company has not raised at least $10,000,000 in equity financing by then. The Rhode Island License Agreement has been sublicensed to the Company’s subsidiary, Ocean Sihoma Inc.

Refer to Note 13, Related Party Transactions, for further detail on the Company’s relationship to Elkurt.

Development and Manufacturing Services Agreement

In December 2020, the Company entered into a Development and Manufacturing Services Agreement with Lonza AG and affiliate Lonza Sales AG (“Lonza”). The Company engaged Lonza pursuant to the development and manufacture of certain products and services along with the assistance in developing the product OCX-253. The agreement outlines the pricing for services and raw materials as incurred and payment terms. Through June 30, 2023, the Company has incurred an aggregate of $545,977 in expenses under this agreement since its inception, all of which is included in accounts payable at June 30, 2023.

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

13. Related Party Transactions

License Agreements with Elkurt, Inc.

Elkurt/Brown Licenses

The Company is party to the four Initial Brown License Agreements with Elkurt and the Brown Anti-PfGARP Small Molecules License Agreement with Elkurt relating to the Elkurt licenses with Brown University. Elkurt is a company formed by the Company’s scientific co-founders Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., PhD, Chair of the Department of Pathology and Laboratory Medicine at Brown University. Dr. Elias and Dr. Kurtis are members of the Company’s Board. Under the Initial Brown License Agreements and the Brown Anti-PfGARP Small Molecules License Agreement, Elkurt grants to the Company exclusive, royalty-bearing licenses to patent rights and nonexclusive, royalty-bearing licenses to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in certain fields. License fees are expensed as incurred as research and development expenses.

Patent reimbursement fees are expensed as incurred as general and administrative expenses. As of June 30, 2023, the Company has incurred a total amount of $370,746 for patent reimbursement expenses to Brown University, of which $362,994 has been paid. As of June 30, 2023, the amount due to Elkurt for the Initial Brown License Agreements and the Brown Anti-PfGARP Small Molecules License Agreement that is currently due to Brown University is $311,882 consisting of (i) license maintenance fees in the amount of $24,000, and (ii) initial license fees in the amount of $268,000 recorded as research and development costs, and (iii) other costs. The amounts were recorded as accounts payable-related party on the condensed consolidated balance sheets.

Elkurt/Rhode Island Hospital License

As discussed in Note 12, Licensing and Manufacturing Agreements, under the Rhode Island License Agreement, Elkurt grants to the Company an exclusive, royalty-bearing license to patent rights and a nonexclusive, royalty-bearing license to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in a certain field. As of June 30, 2023, the Company has incurred $432,393 for patent reimbursement expenses, of which $229,393 has been paid. The amount due to Elkurt in the amount of $316,000 is included in accounts payable-related party on the condensed consolidated balance sheets.

Transactions with Legacy Ocean’s Founder and Executive Chairman

To date, Legacy Ocean’s Founder and Executive Chairman had paid for certain general and administrative expenses totaling $93,769 on behalf of the Company. The amounts were recorded as accounts payable-related parties on the condensed consolidated balance sheets. As of June 30, 2023, the amount due was $92,919. The reduction of $850 was actually paid by the Company for state taxes in 2022. The amounts were recorded as accounts payable-related party on the condensed consolidated balance sheets.

Transactions with Chief Accounting Officer

The Company’s Chief Accounting Officer previously provided consulting services to Legacy Ocean through RJS Consulting, LLC, his wholly owned limited liability company, through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of June 30, 2023 and December 31, 2022, the Company owed RJS Consulting, LLC $117,500 and $142,500, respectively. The amounts were recorded as accounts payable on the condensed consolidated balance sheets and were expensed as accounting fees in general and administrative expenses in 2021.

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

On February 14, 2023, we consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated August 31, 2022, as amended on December 5, 2022 by Amendment No. 1 (as amended, the “Business Combination Agreement”), by and among Ocean Biomedical, Inc., formerly known as Aesther Healthcare Acquisition Corp. (the “Company”), AHAC Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Aesther Healthcare Sponsor, LLC (the “Sponsor”), in its capacity as purchaser representative, Ocean Biomedical Holdings, Inc., formerly known as Ocean Biomedical, Inc., a Delaware corporation (“Legacy Ocean”), and Dr. Chirinjeev Kathuria, in his capacity as seller representative. In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from “Aesther Healthcare Acquisition Corp.” to Ocean Biomedical, Inc.” References to the “Company”, “Ocean Biomedical”, “we”, “us” and “our” refer to the Legacy Ocean prior to the Closing of the Business Combination and Ocean Biomedical, Inc., formerly known as Aesther Healthcare Corp., on a consolidated basis with Legacy Ocean, for periods after the Closing of the Business Combination.

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

Our goal is to optimize value creation for each of our product candidates, and we intend to continuously assess the best pathway for each as it progresses through the preclinical and clinical development process—including through internal advancement, partnerships with established companies and spin-outs or other strategic transactions—in order to benefit patients through the commercialization of these products. Our current active assets are licensed from Brown University and Rhode Island Hospital. Our scientific co-founders and members of our Board of Directors (“Board”), Dr. Jack A. Elias and Dr. Jonathan Kurtis, are both affiliated with Brown University and with Rhode Island Hospital. Our strategy is to accelerate the flow of the academic discoveries and the required clinical development required for these product candidates and advance them commercially. The number of potential opportunities at research universities and medical centers is large, but only a small fraction of these opportunities is currently tapped in the market. The gap remains wide and we believe this presents an attractive opportunity for us to become an industry leader by addressing a need to accelerate the advancement of therapeutics that can address significant unmet medical needs. The core elements that we believe differentiate our business model include:

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

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our net operating losses were $13.0 million and $7.3 million for the three months ended June 30, 2023 and 2022, respectively and $80.4 million and $12.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $162.0 million and $81.6 million, respectively. Our current liabilities are $26.7 million and $12.7 million as of June 30, 2023 and December 31, 2022, respectively. Our current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

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

Market Conditions on Our Business

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

Business Combination Agreement with Aesther Healthcare Acquisition Corp.

Closing of Business Combination

On February 14, 2023, we consummated our previously announced Business Combination pursuant to the Business Combination Agreement, at which time AHAC Merger Sub Inc., a wholly-owned subsidiary of AHAC, merged with and into Legacy Ocean, with Legacy Ocean surviving the merger as a wholly-owned subsidiary of the Company. In connection with the Closing, the Company changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.”

In connection with the Closing, among other things:

●	We became a SEC-registrant and our common stock and public warrants commenced trading on the Nasdaq Stock Market on February 15, 2023 under the symbols “OCEA” and “OCEAW,” respectively.

●	We issued to the holders of Legacy Ocean’s securities as of immediately prior to the Closing approximately 23,355,432 shares of the Company’s Class A common stock (with a per-share value of $10.00) with an aggregate value equal to $233.6 million, as adjusted as required by the Business Combination Agreement to take into account net working capital, closing net debt and Legacy Ocean’s transaction expenses, in exchange for all of the issued and outstanding capital stock of Legacy Ocean.

●	Holders of 5,570,965 shares of the Company’s Class A common stock elected to redeem their shares immediately prior to Closing of the Business Combination for a full pro rata portion of the trust account holding the proceeds from AHAC’s IPO.

●	2,625,000 shares of AHAC’s Class B common stock held by the Sponsor were converted on a one-for-one basis into 2,625,000 shares of AHAC’s Class A common stock.

●	AHAC issued an additional 1,365,000 shares of the Company’s Class A common stock in connection with the Sponsor obtaining extensions beyond the September 16, 2022 deadline to complete an initial business combination.

●	The Backstop Parties purchased 3,535,466 shares of the Company’s Class A common stock prior to the closing that were not redeemed and are subject to the forward purchase provisions of the Backstop Agreement (the “Recycled Shares”).

●	The Backstop Parties purchased an additional 1,200,000 shares of the Company’s Class A common stock prior to the Closing that were not redeemed (the “Share Consideration Shares”).

●	We issued three warrants to Second Street Capital exercisable to acquire that number of shares of our common stock equal to the economic value of the Legacy Ocean warrants previously issued to Second Street Capital in exchange for the termination of the Legacy Ocean warrants. The new warrants are exercisable for a total of 511,712 shares of our common stock at an exercise price of $8.06 per share and 102,342 shares of our common stock at an exercise price of $7.47 per share.

●	We issued to Polar 1,350,000 newly issued shares of our common stock that are subject to the forward purchase provisions of the Backstop Agreement.

●	On February 15, 2023, one day following the Closing, we paid the Prepayment of $51.6 million to the Backstop Parties utilizing funds from AHAC’s trust account, pursuant to the terms of the Backstop Agreement, as discussed below. The total Prepayment includes $37.3 million from the purchase of the Recycled Shares and $14.3 million from the purchase of the Share Consideration Shares. As the $14.3 million was a netted transaction between us and Polar, only $37.3 million was actually paid out of the funds received from the trust account.

●	Each share of AHAC’s Class A common stock was automatically reclassified into one share of the Company’s common stock, including the remaining shares of AHAC Class A common stock that were not redeemed.

The Business Combination is accounted for as a reverse capitalization in accordance with U.S. GAAP. Under the guidance in ASC 805, Business Combinations, AHAC is treated as the “acquired” company for financial reporting purposes. See Note 3, Business Combination and Backstop Agreement, of our condensed consolidated financial statements included elsewhere in this Report for additional detail about the Business Combination and related transactions. The Liquidity and Capital Resources section below also includes further discussion of these transactions.

As a result of becoming a public company, we have begun, and will continue to need to hire additional staff and implement processes and procedures to address public company regulatory requirements and customary practices. We incurred and expect to continue to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.

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

Operating Expenses

Research and Development Expenses

To date, research and development expenses consist, or will consist, primarily of costs incurred for our research activities, including the development of our product candidates, as well as stock-based compensation. We expense research and development costs as incurred, which we expect will primarily include:

●	expenses incurred under our licenses and services agreements;

●	employee related expenses, including salaries and benefits for personnel engaged in research and development functions; and

●	expenses incurred for outside services with our CMO relating to the development of certain of our preclinical assets.

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

General and Administrative Expenses

General and administrative expenses consist, or will consist, primarily of salaries and benefits, travel and stock-based compensation expense for personnel in executive, business development, finance, legal, human resources, information technology, pre-commercial and support personnel functions. General and administrative expenses also include direct and allocated facility-related costs, insurance costs, stock-based compensation, and professional fees for internal and external accounting services, legal, patent, consulting, investor and public relations.

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

Income Taxes

Income taxes are recorded in accordance with FASB ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss, or NOL, carryforwards and research and development tax credit carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have recorded a full valuation allowance to reduce our net deferred income tax assets to zero. In the event we were to determine that we would be able to realize some or all of our deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. As a consequence, we have recorded no income tax expense nor benefit for all years presented.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$28	$3,192	$(3,164)	$421	$6,390	$(5,969)
General and administrative	2,652	3,708	(1,056)	7,482	5,620	1,862
Total operating expenses	2,680	6,900	(4,220)	7,903	12,010	(4,107)
Operating loss	(2,680)	(6,900)	4,220	(7,903)	(12,010)	4,107
Other income/(expense)	(10,348)	(433)	(9,915)	(72,526)	(698)	(71,828)
Net loss	$(13,028)	$(7,333)	$(5,695)	$(80,429)	$(12,708)	$(67,721)

Operating Expenses

Research and development

Research and development expense for the three months ended June 30, 2023 decreased by $3.2 million, as compared to the three months ended June 30, 2022. During the three months ended June 30, 2022, $3.2 million in stock-based compensation expense was recognized for the profit interests granted to our executives and employees by Poseidon, our controlling shareholder, in 2021. Of the total profit interest, 60% of the profits interests granted were immediately vested and the remaining 40% of the profits interests were amortized over 18 months. The profit interests were 100% amortized as of August 31, 2022. There was no stock-based compensation recorded to research and development expense during the three months ended June 30, 2023.

Research and development expense for the six months ended June 30, 2023 decreased by $6.0 million, as compared to the six months ended June 30, 2022. The $6.0 million decrease was primarily driven by $6.4 million in stock-based compensation expense that was recognized during the six months ended June 30, 2022 related to profit interests in Poseidon, as described above. There was no stock-based compensation recorded to research and development expense during the six months ended June 30, 2023. This was partially offset by an increase of approximately $0.4 million in license fees.

General and administrative

General and administrative expense for the three months ended June 30, 2023 decreased by $1.1 million, as compared to the three months ended June 30, 2022. The $1.1 million decrease was primarily driven by $1.7 million in stock-based compensation expense that was recognized during the three months ended June 30, 2022 related to the profit interests in Poseidon, as described above, compared to $0.2 million of stock-based compensation recognized during the current period. This decrease was partially offset by an increase in additional insurance fees that are required to operate as a public company.

General and administrative expenses for the six months ended June 30, 2023 increased by $1.9 million, as compared to the six months ended June 30, 2022. The increase of $1.9 million was primarily driven by increases of (i) $1.9 million in legal fees, (ii) $1.0 million in accounting fees, (iii) $0.6 million in insurance fees, and (iv) $0.3 million in salaries and wages. These increases were partially offset by a decrease of $2.2 million in stock-based compensation expense. There was $3.0 million in stock-based compensation expense recognized in the six months ended June 30, 2022 related to the profit interest in Poseidon, as described above, as compared to $0.8 million of stock-based compensation expense recognized in the six months ended June 30, 2023 related to options granted to non-executive directors and the Special Forces F9 warrant.

Other Income/(Expense)

Other expense for the three months ended June 30, 2023 increased by $9.9 million, as compared to the three months ended June 30, 2022. The increase of $9.9 million was primarily driven by (i) $4.4 million in the change in fair value of the Backstop Forward Purchase Agreement Asset, (ii) $1.5 million related to the fair value of stock issuances, including $0.9 million for the loss on extinguishment of debt and $0.6 million in other non-cash stock issuances, (iii) $1.2 million in transaction costs, primarily related to the consummated of the initial Note under the Ayrton Convertible Note Financing, (iv) $1.2 million in the changes in fair value of the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option, (v) $1.0 million related to the fair value of warrant issuances, and (vi) $0.6 million in interest expense, primarily driven by the amortization of other debt issuance costs.

Other expense for the six months ended June 30, 2023 increased by $71.8 million, as compared to the six months ended June 30, 2022. The increase of $71.8 million was primarily driven by (i) the change in fair value of the Backstop Forward Purchase Agreement Asset of $31.4 million, (ii) a stock issuance loss of $12.7 million related to the fair value of the 1,200,000 Share Consideration Shares issued to the Backstop Parties in February 2023, (iii) $15.4 million related to the fair value of stock issuances, including $13.6 million for the loss on extinguishment of debt related to the fair value of the 1,365,000 Sponsor Extension Shares, $1.2 million for the loss on extinguishment of debt related to the fair value of stock issuances in connection to short-term and related-party loan extensions, and $0.6 million in other non-cash stock issuances, (iv) transaction costs of $8.6 million, (v) $1.7 million related to the fair value of warrant issuances, (vi) $1.1 million in the changes in fair value of the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option, and (vii) $0.9 million in interest expense, primarily driven by the amortization of debt issuance costs.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We had no cash inflows from operating activities for the six months ended June 30, 2023 and as of June 30, 2023, we borrowed approximately $13.5 million which was primarily used to pay for (i) fees and expenses related to the Business Combination, (ii) accounting and legal fees, and (iii) the Sponsor Extension Loans. Further, as of June 30, 2023, we had minimal cash and a working capital deficiency of $24.5 million.

To date, we have funded our operations from the proceeds from the issuance of common stock and debt, proceeds from the Backstop Agreement and through self-funding by our founder and have limited current cash on hand to fund our operations. Based on our current operational plans and assumptions, we expect that the net proceeds from the Backstop Agreement, the Ayrton Convertible Note Financing and future debt and equity financings, including possibly under the Common Stock Purchase Agreement, as well as further deferrals of certain of our accrued expenses and contingency payments due upon the closing of future financings, are required to fund operations into the third quarter of 2024. As of June 30, 2023 we received $1.4 million in proceeds from the Backstop Agreement.

We borrowed $13.5 million in the first half of 2023, including the proceeds from the initial Note under the Senior Secured Convertible Notes, the proceeds of which were used to pay the related-party loans and certain accrued expenses. We consummated the closing of the sale of the initial Note on May 25, 2023 for approximately $6.1 million, net of expenses and issuance costs, which we used to pay the remainder of our existing related-party loans and a portion of our existing short-term loans, totaling $1.6 million. As of June 30, 2023, the principal of our remaining short-term loans outstanding was $11.9 million.

There is an economic disincentive for the Backstop Parties to sell shares of our common stock that are subject to the restrictions set forth in the Backstop Agreement unless our common stock is trading above $10.34 per share, which means that we need to assume that no cash will be returned to us pursuant to any sales under the Backstop Agreement unless and until our common stock is trading above $10.34 and our Backstop Parties are otherwise able to sell their shares. Based upon the level of funding that we receive from the foregoing sources, we will determine the amount of accrued expenses and contingency payments that we will seek to have our vendors further defer and how much we are able to spend on our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect, in which case, we would need to raise more capital and sooner than expected. We cannot guarantee that we will be able to draw down additional loans under the Ayrton Convertible Note Financing or raise additional capital on reasonable terms or at all, that our common stock will trade above $10.34, permitting the Backstop Parties to sell shares under the Backstop Agreement, that the Backstop Parties will sell any shares of our common stock held by them or elect to terminate the Backstop Agreement in respect of those shares, or that our vendors will agree to further deferrals of payments due to them. Although the Common Stock Purchase Agreement provides that we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $75.0 million in aggregate gross purchase price of Equity Line Shares, we are not required or permitted to issue any shares of our common stock under the Common Stock Purchase Agreement if such sale would result in White Lion owning more than 9.99% of our outstanding shares of common stock

As an emerging growth company, we are dependent on outside capital in order to advance our research and development programs, operate our business, and meet our future obligations as they come due. Our current operating plan indicates that we will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities we lack revenue generating ability at this point in our lifecycle. These events and conditions raise substantial doubt about our ability to continue as a going concern.

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

Backstop Agreement

As discussed above, prior to Closing, on February 12, 2023, AHAC, Legacy Ocean and Vellar entered into an amended and restated OTC Equity Prepaid Forward Transaction, referred to herein as the Backstop Agreement. Concurrently, on February 13, 2023, AHAC, Vellar and Legacy Ocean entered into separate assignment and novation agreements, whereby Vellar assigned its rights and obligations to one-third of the shares of Class A common stock subject to the Backstop Agreement to Meteora and Polar. Further, the Backstop Agreement granted the Backstop Parties the right to purchase Additional Shares from us of up to an amount equal to the difference between the number of Recycled Shares and the maximum number of shares of 8,000,000.

On February 14, 2023, pursuant to the Backstop Agreement, (i) the Backstop Parties purchased 3,535,466 Recycles Shares of AHAC’s Class A common stock for $10.56 per share and (ii) pursuant to Polar’s exercise of its right to purchase Additional Shares, AHAC, Legacy Ocean and Polar entered into a subscription agreement pursuant to which Polar purchased 1,350,000 newly issued shares of our common stock at a per share purchase price of approximately $10.56 (the “Polar Subscription”). Under the Backstop Agreement, the Additional Shares are subject to the same terms as the Recycled Shares, including with regard to repayment and repurchase.

We agreed to purchase those shares from the Backstop Parties on a forward basis upon the “Maturity Date” (as amended, the third anniversary of the closing of the Business Combination, subject to certain acceleration provisions). The purchase price payable by us includes a prepayment in the amount of the redemption price per share (the “Prepayment”).

Subsequent to Closing, the Prepayment amount was equal to $51.6 million, consisting of $37.3 million for the Recycled Shares and $14.3 million for the Polar Subscription shares. As the $14.3 million was netted transaction between us and Polar, only $37.3 million was paid out of the funds we received from AHAC’s trust account. This net impact from the payment outflow to Backstop Parties for the Backstop Agreement of $51.6 million and the proceeds inflow from the issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement of $14.3 million are disclosed in our condensed consolidated statement of cash flows.

At any time prior to the Maturity Date, the Backstop Parties may elect an optional early termination to sell some or all of the Recycled Shares in the open market. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment will be paid back to us. As of June 30, 2023, the Backstop Parties have sold 140,261 shares, for which we received net proceeds of $1.4 million, after paying related fees to the Backstop Parties. Depending on the manner in which the OTC Equity Prepaid Forward Transaction is settled, we may never have access to the full Prepayment.

On May 23, 2023 we received an Equity Prepaid Forward Transaction - Valuation Date Notice (“Notice”) from Vellar stating that due to our alleged failure to timely register the shares held by Vellar, Vellar has the right to terminate the Backstop Agreement as to their portion of the shares and Vellar is claiming it is entitled to receive Maturity Consideration (as defined in the Backstop Agreement) equal to $6.7 million, which at our discretion may be paid in cash or by offset to the shares currently held by Vellar. Management is actively reviewing this Notice and takes issue with multiple aspects of the Notice including, but not limited to, Vellar’s right to terminate their portion of the Backstop Agreement and their asserted Maturity Consideration calculation. As such, we are consulting with advisors and other parties and are considering the potential resources and remedies we may elect to pursue, and intend to actively and aggressively assert our rights should this matter not be resolved. After a review of all applicable documents related to the Backstop Agreement, we believe our position with respect to the terms of the agreement and intent of the parties is supported by the Backstop Agreement and facts and circumstances under which it was entered into. Further, given the early stage of this matter and the uncertainty inherent in litigation and investigations, the Company does not currently believe it is (i) probable to incur losses or (ii) possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.

Refer to Note 3, Business Combination and Backstop Agreement, in our condensed consolidated financial Statements included elsewhere in this Report for further detail on the Backstop Agreement and Note 4, Fair Value Measurements, for further detail around the valuation of the Prepayment.

Sponsor Promissory Notes and Ayrton Convertible Note Financing

Sponsor Promissory Notes

Upon consummation of the Business Consummation, we assumed two of AHAC’s loans, totaling $2.1 million, one of which accrued interest at 8% per annum and the other accrues interest at 15% per annum. Both were due within five days of Closing. $0.5 million was paid down at Closing, with the remaining paid down in May 2023 via the proceeds received from the initial Note under the Ayrton Convertible Note Financing, discussed below.

In connection with the assumption of AHAC’s loans and pursuant to the terms of the Business Combination Agreement described above, we issued 1,365,000 shares of our common stock to the Sponsor as consideration for providing the loans to us (the “Sponsor Extension Shares”). In addition, pursuant to the terms of an amendment entered into prior to the paydown of the loans, we issued a total of 150,000 shares of our common stock in exchange for extension of the maturity date of one of the loans.

We recognized a loss on extinguishment of debt of $1.0 million in our consolidated statements of operations for the three months ended June 30, 2023 for the 150,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, we recognized a loss on extinguishment of debt of $13.6 million in our condensed consolidated statements of operations for the six months ended June 30, 2023 for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, we recorded interest expense of $0.02 million and $0.04 million in our condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

Ayrton Convertible Note Financing

In May 2023, we entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of our common stock, in an aggregate principal amount of up to $27.0 million, in a private placement (the “Ayrton Convertible Note Financing”).

In May 2023, we consummated the closing for the sale of (i) the initial note in the principal amount of $7.6 million and (ii) a warrant to initially acquire up to 552,141 additional shares of our common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “SPA Warrant”). Each Note will be sold at an original issue discount of 8%. Future issuances of Notes (“Additional Closings”) are subject to satisfaction of certain conditions. At the closing of the first Additional Closing, $8.64 million in principal amount of Notes will be issued (the “First Additional Closing Date”) and $10.8 million in principal amount of Notes will be issued at the closing of the second Additional Closing. So long as any Notes remain outstanding, we and each of our subsidiaries are prohibited from effecting or entering into an agreement to effect any subsequent placement involving a Variable Rate Transaction, as defined within the SPA, other than pursuant to the White Lion Common Stock Purchase Agreement.

We are required to obtain stockholder approval authorizing the issuance of our common stock under the Notes and Warrant in compliance with the rules and regulations of the Nasdaq (without regard to any limitations on conversion or exercise set forth in the Notes or Warrant, respectively), including, shares of our common stock to be issued in connection with any Additional Closing. Unless we obtain the approval of our stockholders as required by Nasdaq, we will be prohibited from issuing any shares of common stock upon conversion of the Notes or otherwise pursuant to the terms of the Notes or Warrant, if the issuance of such shares of common stock would exceed 19.99% of our outstanding shares of common stock as of the date of the SPA or otherwise exceed the aggregate number of shares of common stock which we may issue without breaching our obligations under the rules and regulations of Nasdaq.

The interest rate applicable to each Note is, as of any date of determination, the lesser of (i) 8% per annum and (ii) the greater of (x) 5% per annum and (y) the sum of (a) the “secured overnight financing rate,” which from time to time is published in the “Money Rates” column of The Wall Street Journal (Eastern Edition, New York Metro), in effect as of such date of determination and (b) 2% per annum. Each Note will mature on the first anniversary of its issuance. Each Note will mature on the first anniversary of its issuance (the “Maturity Date”). Additionally, each Note is required to be senior to all of our other indebtedness, other than certain permitted indebtedness. The Notes will be secured by all of our existing and future assets (including those of our significant subsidiaries). Upon the occurrence of certain events, the Notes will be payable in monthly installments. A noteholder may, at its election, defer the payment of all or any portion of the installment amount due on any installment date to another installment payment date.

All or any portion of the principal amount of each Note, plus accrued and unpaid interest is convertible at any time, in whole or in part, at the noteholder’s option, into shares of our common stock at an initial fixed conversion price of $10.34 per share, subject to certain adjustments and alternative conditions. A noteholder will not have the right to convert any portion of a Note, to the extent that, after giving effect to such conversion, the noteholder (together with certain of its affiliates and other related parties) would beneficially own in excess of 9.99% of the shares of our common stock outstanding immediately after giving effect to such conversion. Upon a change of control, noteholders may require us to redeem all, or any portion, of the Notes at a price stipulated by certain conditions as discussed within the SPA.

The Notes provide for certain events of default, including, among other things, any breach of the covenants described in the SPA and any failure of Dr. Chirinjeev Kathuria to be the chairman of our Board of Directors. In connection with an event of default, the noteholders may require us to redeem all or any portion of the Notes, at a premium set forth in the SPA.

We are subject to certain customary affirmative and negative covenants regarding the rank of the Notes, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We are also subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $3.0 million at the time of each Additional Closing; (ii) the ratio of (a) the outstanding principal amount of the Notes, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 35%; and (iii) at any time any Notes remain outstanding, with respect to any given calendar month (each, a “Current Calendar Month”) (x) the available cash on the last calendar day in such Current Calendar Month shall be greater than or equal to the available cash on the last calendar day of the month prior to such Current Calendar Month less $1.5 million.

Short-Term Loans

Refer to Note 6, Short-Term Loans, in Part I, Item 1. “Financial Statements” for additional detail about our short-term loans and the warrants issued in conjunction with these loans.

Equity Financing

Common Stock Purchase Agreement

Following the Business Combination, we are subject to the terms and conditions of (i) a common stock purchase agreement, dated September 7, 2022 (the “Common Stock Purchase Agreement”) and (ii) a registration rights agreement, dated September 7, 2022 (the “White Lion Registration Rights Agreement”), that AHAC entered into with White Lion Capital LLC (“White Lion”). Pursuant to the Common Stock Purchase Agreement, we have the right from time to time at its option to sell to White Lion up to $75.0 million in aggregate gross purchase price of newly issued shares (“Equity Line Shares”) of our common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. These limitations stipulate that we may not sell, and White Lion may not purchase, shares of our common stock that would result in White Lion owning more than 9.99% of our outstanding common stock. The Common Stock Purchase Agreement expires after two years.

In consideration for the commitments of White Lion to purchase Equity Line Shares, the Common Stock Purchase Agreement included issuing initial commitment shares with a value of $0.8 million based upon the closing sale price two days prior to the filing of an initial registration statement.

In April 2023, the Common Stock Purchase Agreement was amended to fix the number of initial commitment shares at 75,000 shares to White Lion, which had a fair value of $0.5 million upon issuance. The $0.5 million in commitment costs were recorded in other income/(expense) in our condensed consolidated statements of operations.

Any future potentially proceeds earned from the sale of shares will be used to support funding of our ongoing operations and working capital.

Other Commitments

License Fees

Our contractual obligations are expected to have an effect on our liquidity and cash flows in future periods. Under our license agreements with our academic research institution partners, fixed license maintenance fees of $0.3 million are due within 15 days of financing of at least $10.0 million and $0.1 million are due within 30 days of financing of at least $10.0 million. In addition, under these license agreements, we are also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accounts payable. The payment obligations under the collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, we have not included these fees in our condensed consolidated balance sheets as of June 30, 2023. None of these were paid as of June 30, 2023.

Refer to Note 12, License and Manufacturing Agreements, in Part I, Item 1. “Financial Statements” for further detail around timing of license fees due.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50.0 million. As of June 30, 2023, we have contingent compensation and bonuses in the amount of $12.0 million to certain members of senior management as well as $1.6 million in contingent vendor payments and $0.1 million of contingent related party expense. These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under the employment agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our condensed consolidated financial statements. None of these were paid as of June 30, 2023.

Development and Manufacturing Services Agreement

We have entered and anticipate we will continue to enter into contracts in the normal course of business with external organizations such as CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing. We expect that these contracts will be generally cancelable by us, and we anticipate that payments due upon cancellation will consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We accrued CMO services in the amount of $0.5 million for the three and six months ended June 30, 2023 and 2022 under the Development and Manufacturing Services Agreement with Lonza in developing the product OCX-253.

Cash Flows

To date, we have not generated any revenue. Cash flows to date have resulted from financing activities, including payments made on behalf of the Company by related parties and net proceeds from issuance of shares of common stock consisting of friends and family of our employees and short-term borrowings, including the initial Note from the Ayrton Convertible Note Financing. As of June 30, 2023, our unrestricted cash balance of approximately $1.1 million is held in a standard checking account and our restricted cash balance of $1.0 million is held in an escrow account. We do not have any cash equivalents. Cash used in operating activities was primarily used to pay legal and accounting fees. Our outstanding accounts payable and accrued expenses of $14.0 million as of June 30, 2023 will be paid off utilizing future proceeds from current and future financings, including proceeds from the Backstop Agreement, the Common Stock Purchase Agreement and the additional Notes from the Ayrton Convertible Note Financing.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements appearing elsewhere in this Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Valuation Methodologies

Valuation of Backstop Forward Purchase Agreement Asset

The valuation of the Backstop Forward Purchase Agreement Asset was previously determined using a binomial lattice option pricing model. During the second quarter of 2023, we elected to utilize a Monte-Carlo simulation on a prospective basis, noting no material changes to the presentation of the fair values at inception and as of the end of the first quarter of 2023. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, expected term, expected future stock price, and various simulated paths, were utilized to estimate the fair value of the associated asset. The value of the Backstop Forward Purchase Agreement Asset was calculated as the average present value over 50,000 simulated paths. Management will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income/(expense) in our condensed consolidated statements of operations.

Valuation of 2023 Convertible Note and SPA Warrant

We utilized a Monte-Carlo simulation at inception to value the 2023 Convertible Note and SPA Warrant. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, the probability of various scenarios, including subsequent placement and change in control, and various simulated paths, were utilized to estimate the fair value of the associated liabilities. We will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income/(expense) in our condensed consolidated statements of operations.

Valuation of the Ayrton Note Purchase Option

We utilized the Black-Scholes Merton model to value the Ayrton Note Purchase Option. The key inputs and assumptions used in the Black-Scholes Merton Model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. We will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income/(expense) in our condensed consolidated statements of operations.

Fair Values Accounting for Equity-Classified Warrants and Stock-Based Awards

We measure and record the expense related to warrants and stock-based awards based upon the fair value at the date of grant. We estimate the grant date fair value of each common stock option using the Black-Scholes Merton model, which requires the input of highly subjective assumptions and management’s best estimates. These estimates involve inherent uncertainties and management’s judgement. If factors change and different assumptions are used, our expense recognition could be materially different in the future.

Prior to September 2022, the value of the warrants issued was estimated considering, among other things, contemporaneous valuations for our common stock prepared by unrelated third-party valuation firms and prices set forth in our previous filings with the SEC for a proposed IPO of our common stock that was not pursued by us (“Legacy Ocean IPO filings”). We used the mid-range price per share based upon our Legacy Ocean IPO filings. Starting in September 2022, following the execution of the Business Combination Agreement with AHAC, the value of the warrants was based on the closing price of AHAC’s Class A common stock as reported on the Nasdaq Global Select Market on the grant date.

Following the Closing of the Business Combination, the value of warrants and stock options issued by us was based on the closing price of our common stock as reported on the Nasdaq Capital Market on the grant date. As noted above, we estimate the fair value, based upon these values, using the Black-Scholes Merton model, which is affected principally by the life of the warrant, the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the warrant for time periods approximately equal to the expected term of the warrant. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We expense the amount for warrants and stock-based awards within other income/(expense) and stock-based compensation, respectively, in our condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. We early adopted ASU 2020-06 as of January 1, 2023, using a modified retrospective approach, noting our prior instruments would not be impacted by this adoption. We utilized the updated derivative guidance when accounting for the 2023 Convertible Note (as defined in Note 7, Senior Secured Convertible Notes).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2023, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2023 were not effective, and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weakness

In connection with our preparation and the audits of our financial statements as of December 31, 2022, 2021, and 2020, we identified a material weakness as defined under the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. Specifically, our material weakness is that our management does not have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting. Management is working to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting, including hiring of additional accounting personnel, such as Gurinder Kalra as our Chief Financial Officer, and engaging consultants to assist management. Additionally, management plans to further develop and implement formal policies, processes and documentation procedures relating to financial reporting.

Management’s Plan to Remediate the Material Weaknesses

We have begun taking measures, and plan to continue to take measures, to remediate the material weakness. These measures include hiring or engaging additional accounting personnel with familiarity with reporting under U.S. GAAP, including hiring of Gurinder Kalra as our Chief Financial Officer, engaging consultants to assist management, and implementing and adopting additional controls and formal policies, processes and documentation procedures relating to financial reporting. We plan to undertake recruitment efforts to identify additional accounting personnel, including possible use of third-party service providers. Remediation costs consist primarily of additional personnel expenses. We may identify additional material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

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

For more information concerning the material weakness identified and remediation steps, see the section titled “Risk Factors – We identified a material weakness in Legacy Ocean’s internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations” included in our Annual Report on Form 10-K, filed on March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

Heller v. Ocean Biomedical, Inc. et al., Case No. 1:23cv212. On May 23, 2023, Jonathan Heller (“Heller”) filed a civil action against the Company, Poseidon Bio LLC, Chirinjeev Kathuria and Elizabeth Ng (collectively, the “Defendants”) in the District Court of Rhode Island. Heller has asserted claims alleging that he is entitled to earned salary and various other payments following his resignation from the Company. On July 27, 2023, Defendants filed their Answer and Affirmative Defenses. Defendants intend to vigorously defend against Heller’s claims.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide disclosure under this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Set forth below is information regarding equity securities issued by us during the period covered by this Report that were not registered under the Securities Act. No underwriters were involved in the sales and the certificates (or book entry notations) representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

Issuances of Capital Stock

In connection with the loan modification agreement, dated March 22, 2023, between the Company and NPIC Limited (the “Loan Modification Agreement”), on April 19, 2023, we issued to NPIC Limited 50,000 shares of our common stock in exchange for the extension of the maturity date of the loan made pursuant to the Loan and Transfer Agreement between AHAC, the Sponsor and NPIC Limited dated December 13, 2022. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In connection with the Loan Modification Agreement, on May 12, 2023, we issued to NPIC Limited an additional 50,000 shares of our common stock in exchange for the extension of the maturity date of the loan made pursuant to the Loan and Transfer Agreement between AHAC, the Sponsor and NPIC Limited dated December 13, 2022. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In connection with the Marketing Services Agreement, dated March 7, 2023, between the Company and Outside The Box Capital (“OTBC”), we issued to OTBC 13,257 shares of our common stock as consideration, pursuant to the Marketing Services Agreement, in May 2023. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In connection with the amendment to loan agreement, effective as of May 15, 2023, between the Company and McKra, on June 5, 2023, we issued to McKra 25,000 shares of our common stock in exchange for the extension of the maturity date of the loan made pursuant to the McKra Loan. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In connection with the omnibus amendment to loan agreements, effective as of May 25, 2023, between the Company and Second Street Capital, on June 5, 2023, we issued to Second Street Capital 25,000 shares of our common stock in exchange for the extension of the maturity dates of the loans made pursuant to the Second Street Loan, the Second Street Loan 2, and the March Second Street Loan. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the quarter ended June 30, 2023.

Item 5. Other Information

Effective as of April 18, 2023, the Company and White Lion entered into a consent agreement (the “Consent Agreement”) pursuant to which the Company agreed to issue to White Lion, and White Lion agreed to accept from the Company, 75,000 commitment shares in lieu of the number of commitment shares to be issued to White Lion based on the closing sale price.

The foregoing description of the Consent Agreement is only a summary and is qualified in its entirety by reference to the full text of the Exhibit 10.1 to this Report, which is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 31, 2022 by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 8, 2022).
2.2	Amendment to Agreement and Plan of Merger, dated as of December 5, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).
10.1	Consent Agreement, dated April 18, 2023, by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) and White Lion Capital LLC (incorporated by reference from Exhibit 10.102 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).
10.2	Form of Senior Secured Convertible Note (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on May 16, 2023).
10.3	Form of Warrant (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on May 16, 2023).
10.4	Guaranty, dated May 25, 2023, between Ocean Biomedical Holdings, Inc., Ocean ChitoRx Inc, Ocean ChitofibroRx Inc., Ocean Sihoma Inc., Ocean Promise, Inc., and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (incorporated by reference from Exhibit 10.106 to the Form S-1/A filed by Ocean Biomedical, Inc. (File No. 333-271392) on Jun 1, 2023).
10.5	Security and Pledge Agreement, dated May 25, 2023, between the Company, Ocean Biomedical Holdings, Inc., Ocean ChitoRx Inc, Ocean ChitofibroRx Inc., Ocean Sihoma Inc., Ocean Promise, Inc., and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (incorporated by reference from Exhibit 10.107 to the Form S-1/A filed by Ocean Biomedical, Inc. (File No. 333-271392) on Jun 1, 2023).
10.6	Securities Purchase Agreement, dated May 15, 2023, between the Company and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (incorporated by reference from Exhibit 10.5 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on May 16, 2023).
10.7	Registration Rights Agreement, dated May 25, 2023, between the Company and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (incorporated by reference from Exhibit 10.109 to the Form S-1/A filed by Ocean Biomedical, Inc. (File No. 333-271392) on June 1, 2023).
10.8	Amendment No. 1 to Securities Purchase Agreement between the Company and the Investor dated May 25, 2023 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on May 26, 2023).
10.9	Amendment to Loan Agreement, effective as of May 15, 2023, between the Company and McKra Investments III (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on June 8, 2023).
10.10	Omnibus Amendment to Loan Agreements, effective as of May 15, 2023, between the Company and Second Street Capital, LLC (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on June 8, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

*	Filed herewith.

**	Furnished herewith.

The certifications furnished in Exhibits 32.1 and 32.2 are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Biomedical, Inc.

Date: August 14, 2023	By:	/s/ Elizabeth Ng
Elizabeth Ng
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Gurinder Kalra
Gurinder Kalra
Chief Financial Officer
(Principal Financial Officer)

