Form 10-Q/A
period 2023-03-31
Ocean Biomedical, Inc.
filed 2024-04-15
CIK 1869974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q

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

There were 34,649,046 shares of the registrant’s common stock outstanding as of February 27, 2024.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) filed by Ocean Biomedical, Inc. (the “Company”) amends and restates certain information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2023 (the “Original Report”).

As described in the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2023, on November 8, 2023, the Audit Committee of the Company, after considering the recommendations of management, concluded that the Company’s previously issued consolidated financial statements as of and for the quarters ended March 31, 2023 and June 30, 2023 (collectively, the “Previous Financial Statements”) should no longer be relied upon. Similarly, any previously filed or furnished reports, related earnings releases, investor presentations or similar communications of the Company describing the Previous Financial Statements should no longer be relied upon. The determination relates to Company’s interpretation of the accounting guidance applicable to the Company’s OTC Equity Prepaid Forward Transaction (the “Backstop Agreement”), with Vellar Opportunity Fund SPV LLC (“Vellar”) (as assigned in part to other Backstop Parties, as defined in Part I, Item 1 within Note 3, Business Combination and Backstop Agreement).

The Company is filing this Amended Report for the purpose of revising the accounting treatment of the Backstop Agreement in its financial statements as of March 31, 2023, to reclassify the prepayment amount, previously recorded as a derivative asset in the condensed consolidated balance sheet, to the equity section of the condensed consolidated balance sheet with any remaining balance of the prepaid forward contract, including the in-substance written put option (the “Backstop Put Option Liability”) and maturity consideration (the “Fixed Maturity Consideration”), as noncurrent liabilities as of March 31, 2023. The Company is also restating its condensed consolidated statements of operations as a result of revisions to its valuation of the Backstop Put Option Liability and Fixed Maturity Consideration.

In addition, the Company is restating its previously issued financial information related to additional accounts payable on the balance sheet, all as included in this Amended Report.

Items Amended in this Amended Report

For the convenience of the reader, this Form 10-Q/A sets forth the information in the original Form 10-Q filing in its entirety; however, only the following sections of the original Form 10-Q filing are revised in this Form 10-Q/A, solely as a result of and to reflect the restatement and conditions related to the restatement/recast described above.

Part I, Item 1 Financial Statements and Notes to Condensed Consolidated Financial Statements

Notes: Note 2 - Summary of Significant Accounting Policies

Note 3 – Business Combination and Backstop Agreement

Note 4 – Fair Value Measurements

Note 5 - Loan Agreements, Commitments, and Contingencies

Note 11 – Net Loss Per Share

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to the rules of the SEC, Part II, Item 6 of the original Form 10-Q filing has been amended to include currently dated certifications from the Company’s chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

OCEAN BIOMEDICAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Restated)

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023 (as Restated)	2022
Assets
Current assets
Cash	$306	$34
Deferred offering costs	—	1,808
Total current assets	306	1,842
Non-current assets
Total assets	$306	$1,842
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$15,751	$11,440
Accrued expenses-related party	927	445
Short term loan-related party	500	—
Short term loans, net of issuance costs	6,569	776
Total current liabilities	23,747
Noncurrent liabilities
Backstop Put Option Liability	28,020	—
Fixed Maturity Consideration	3,292	—
Total noncurrent liabilities	31,312
Total liabilities	55,059	12,661
Commitments and contingencies (Note 5)
Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 and no shares authorized as of March 31, 2023 and December 31, 2022, respectively, and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 and 180,564,262 shares authorized as of March 31, 2023 and December 31, 2022, respectively, 33,774,467 and 23,355,432 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	98,928	70,770
Accumulated deficit	(153,681)	(81,589)
Total stockholders’ deficit	(54,753)	(10,819)
Total liabilities and stockholders’ deficit	$306	$1,842

See accompanying notes to the restated unaudited condensed consolidated financial statements.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Restated)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023 (as Restated)	2022
Operating expenses:
Research and development	393	3,198
General and administrative	4,994	1,912
Total operating expenses	5,387	5,110
Operating loss	(5,387)	(5,110)
Other income/(expense)
Interest expense, including amortization of debt issuance costs	(301)	(16)
Fair value of warrant issuances	(884)	(250)
Loss in connection with Share Consideration shares	(12,676)	—
Loss on extinguishment of debt	(13,953)	—
Transaction costs	(7,578)	—
Loss on Backstop Put Option Liability and Fixed Maturity Consideration	(31,312)	—

Other	(1)	1
Total other income/(expense)	(66,705)	(265)
Net loss	$(72,092)	$(5,375)

Weighted-average number of shares outstanding used in computing net loss per share – basic and diluted	24,822,033	23,355,432
Net loss per share – basic and diluted	$(2.90)	$(0.23)

See accompanying notes to the restated unaudited condensed consolidated financial statements.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Deficit (Restated)

(in thousands, except share amounts)

(Unaudited)

For the Three Months Ended March 31, 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-in Amount	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance at December 31, 2022	17,496,370	$—	$70,770	$(81,589)	$(10,819)
Retroactive application of reverse recapitalization	5,859,062	—	—	—	—
Adjusted balance, beginning of period	23,355,432	$—	$70,770	$(81,589)	$(10,819)
Effect of Business Combination including Backstop Agreement, net of redeemed public shares	7,654,035		52,070	—	52,070
Payment to Backstop Parties for Backstop (as Restated)	—	—	(51,606)	—	(51,606)
Issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement	1,350,000		14,260	—	14,260
Issuance of common stock for extension loan shares to related party	1,365,000		13,595	—	13,595
Issuance of common stock for the Loan Modification Agreement	50,000		358	—	358
Stock-based compensation	—	—	646	—	646
Offering costs	—	—	(2,049)	—	(2,049)
Issuance of Warrants	—	—	884	—	884
Net loss (as Restated)	—	—	—	(72,092)	(72,092)
Balance at March 31, 2023 (as Restated)	33,774,467	$—	$98,928	$(153,681)	$(54,753)

For the Three Months Ended March 31, 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-in Amount	Accumulated Deficit	Total Shareholders’ Deficit
Balance at December 31, 2021	17,496,370	$—	$57,567	$(64,229)	$(6,662)
Retroactive application of recapitalization	5,859,062	—	—	—	—
Adjusted balance at January 1, 2022	23,355,432	—	—	—	—
Stock-based compensation	—	—	4,543	—	4,543
Net loss				(5,375)	(5,375)
Balance at March 31, 2022	23,355,432	$—	$62,110	$(69,604)	$(7,494)

See accompanying notes to the restated unaudited condensed consolidated financial statements.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Restated)

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2023 (as Restated)	2022
Operating activities
Net loss	$(72,092)	(5,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	301	24
Stock-based compensation	646	4,543
Non-cash put option	—	250
Loss on issuance of warrant	884	—
Non-cash stock issuances	358	—
Loss in connection with Backstop Agreement	12,676	—
Loss on extinguishment of debt	13,953	—
Change in fair value of Backstop Put Option Liability and Fixed Maturity Consideration	31,312	—
Non-cash transaction costs in excess of Business combination proceeds	7,578
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,609	(996)
Accrued expenses-related party	482
Other changes in operating assets and liabilities	—	1,187
Net cash used for operating activities	(2,651)	(367)
Financing activities
Payment to Backstop Parties for Backstop Agreement	(51,606)	—
Payment to Backstop Parties for Share Consideration	(12,676)	—
Issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement	14,260	—
Proceeds from reverse capitalization	52,070	—
Payment made for short term loan	(550)	—
Short term loans, net of issuance costs	1,425	599
Net cash provided by financing activities	2,923	599
Net increase in cash	272	232
Cash – beginning of year	34	60
Cash – end of period	$306	$292

Non-cash Financing Activities
Offering costs not yet paid	2,048	—
Common stock issued in consideration for extension of loans	13,953	—

See accompanying notes to the restated unaudited condensed consolidated financial statements.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Restated)

Note 1. Organization, Description of Business, and Going Concern (Restated)

Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) (the “Company”), a Delaware corporation, was a blank check company formed in June 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As described below, the Company closed a business combination (the “Business Combination”) with Ocean Biomedical Holdings, Inc. (f/k/a Ocean Biomedical, Inc.) (“Legacy Ocean”).

Restatement

The Company reviewed its prior interpretation of the accounting guidance and determined the prepayment amount of $51,606,389 (the “Prepayment”), previously recorded as a derivative asset on the condensed consolidated balance sheet, should be reclassified to the stockholders’ deficit section of the condensed consolidated balance sheet, and the remaining liability balance associated with the Backstop Agreement, including the Backstop Put Option Liability and the Fixed Maturity Consideration, should be reflected as noncurrent liabilities in the condensed consolidated balance sheet.

In accordance with ASC 250, Accounting Changes and Error Corrections, the Company also evaluated the materiality of the errors to its previously filed financial statements for the first quarter of 2023. Considering both quantitative and qualitative factors, the Company determined that the related impact was material to the previously filed condensed consolidated financial statements as of and for the period ended March 31, 2023 and restated and reissued these financial statements.

Description of Errors Corrected:

The previously reported Prepayment was incorrectly classified as an asset instead of as an equity transaction. Additionally, the associated liabilities (the Backstop Put Option Liability and Fixed Maturity Consideration) were incorrectly netted with the Prepayment and presented as a net derivative asset, instead of being presented as separate liabilities. These errors impacted the Backstop Put Option Liability and Fixed Maturity Consideration, and additional paid-in capital in the condensed consolidated balance sheets as of March 31, 2023, as well as the related disclosure within Note 4, Fair Value Measurements.

Additionally, there were errors that were corrected to account for unrecorded expenses and payables, not previously recognized, that impacted the condensed consolidated statement of operations, as disclosed in the below tables.

	As of March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Restated

Condensed Consolidated Balance Sheet
Backstop Forward Purchase Agreement asset	24,672	(24,672)	-
Total assets	24,978	(24,672)	306
Accounts Payable and accrued expenses	15,438	313	15,751
Total current liabilities	23,434	313	23,747
Put Option Liability	-	28,020	28,020
Fixed Maturity Consideration	-	3,292	3,292
Total noncurrent liabilities	-	31,312	31,312
Total liabilities	23,434	31,625	55,059
Additional paid-in capital	150,534	(51,606)	98,928
Accumulated deficit	(148,990)	(4,691)	(153,681)
Total stockholders’ deficit	1,544	(56,297)	(54,753)
Total liabilities and stockholders’ deficit	24,978	(24,672)	306

	For the Three Months Ended March 31, 2023
(in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
General and administrative expense	4,830	164	4,994
Total operating expenses	5,223	164	5,387
Operating loss	(5,223)	(164)	(5,387)
Interest expense including warrant issuances and amortization of debt issuance costs	(1,543)	1,543	-
Interest expense including amortization of debt issuance costs	-	(301)	(301)
Fair value of warrant issuances	-	(884)	(884)
Loss on extinguishment of debt	(13,595)	(358)	(13,953)
Transaction costs	(7,429)	(149)	(7,578)
Loss on Backstop Forward Purchase Agreement asset	(26,934)	26,934	-
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	-	(31,312)	(31,312)
Total other income/(loss)	(62,178)	(4,527)	(66,705)
Net loss	(67,401)	(4,691)	(72,092)
Net loss per share – basic and diluted	(2.72)	(0.18)	(2.90)

	For the Period Ended March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Stockholders’ Deficit
Payment to Backstop Parties for Backstop Agreement	-	(51,606)	(51,606)
Additional paid-in capital	150,534	(51,606)	98,928
Total stockholders’ deficit	1,544	(56,297)	(54,753)

	For the Three Months Ended March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Net loss	(67,401)	(4,691)	(72,092)
Loss on extinguishment of debt	13,595	358	13,953
Non-cash stock issuances	358	(358)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of Backstop Forward Purchase Agreement Asset	26,934	(26,934)	-
Accounts payable and accrued expenses	1,445	164	1,609
Changes in fair value of Backstop Put Option Liability and Fixed Maturity Consideration	-	31,312	31,312
Transaction costs	7,429	149	7,578

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

The Company had no cash inflows from operating activities for the three months ended March 31, 2023. As of March 31, 2023, the Company had cash of $306 thousand and a working capital deficiency of $23.4 million. The Company’s current operating plan indicates it will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating ability at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies(Restated)

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

Deferred Offering and Transaction Costs

Deferred offering costs, consisting of direct accounting fees, legal fees, regulatory fees, transfer agent fees, and printing costs directly related to the Business Combination are capitalized. The deferred offering costs in the amount of $2.0 million were reclassified to additional paid in capital upon the completion of the Business Combination. Approximately $7.6 million of transaction costs were recorded as an expense that comprised of $2.6 million of deferred offering costs, $3.1 million of underwriter transaction fees, and $1.9 million of Sponsor loans. As of March 31, 2023, all of the deferred offering costs had been recognized and no deferred offering costs remain in the condensed consolidated balance sheet.

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

The Company’s Backstop Put Option Liability and Fixed Maturity Consideration, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4, Fair Value Measurements). The carrying values of accounts payable, accrued expenses, and short-term loans approximate their fair values due to the short-term nature of these liabilities.

Backstop Put Option Liability and Fixed Maturity Consideration

Backstop Agreement

In connection with the execution of the Business Combination, AHAC and Legacy Ocean entered into an OTC Equity Prepaid Forward Transaction (as amended, the “Backstop Agreement”) with the Backstop Parties (as defined in Note 3, Business Combination and Backstop Agreement). The Backstop Agreement grants the Backstop Parties the right to purchase up to a maximum of 8,000,000 of the Company’s common stock on the open market for $10.56 per share (the “Redemption Price”). The Company agreed to purchase the unsold portion of the Backstop Shares from the Backstop Parties on a forward basis upon the “Maturity Date” (as amended, the third anniversary of the closing of the Business Combination, subject to certain acceleration provisions). The purchase price payable by the Company includes a prepayment in the amount of the redemption price per share (the “Prepayment”) from the proceeds released from the trust account related to those shares. Among the acceleration provisions is the Backstop Parties’ right to accelerate the Maturity Date if the Company’s stock price trades below a stipulated price per share for any 30 trading days during a 45 day consecutive trading-day period (in October 2023, this acceleration provision was amended with one Backstop Party providing it the right to accelerate the Maturity Date if the Company’s stock price trades below a stipulated price per share for any 20 trading days during a 30 day consecutive trading-day period). On any date following the closing of the Business Combination, the Backstop Parties also have the option to early terminate the arrangement in whole or in part by providing an optional early termination date notice to the Company (the “Optional Early Termination”). For those shares that are early terminated (the “Terminated Shares”), the Backstop Parties will owe the Company an amount equal to the product of (x) the number of Terminated Shares and (y) the Redemption Price, which may be reduced in the case of certain dilutive events (the “Reset Price”).

Upon the Maturity Date, the Company is obligated to pay the Backstop Parties an amount equal to the product of (i) the maximum number of shares of 8,000,000 less the number of Terminated Shares by (ii) $2.50 (the “Maturity Consideration”). The Company can pay the Maturity Consideration in cash or shares of the Company’s common stock if certain conditions are met.

As of March 31, 2023, the Backstop Parties have purchased a total of 4,885,466 of the Company’s common stock, referred to herein as the “Backstop Shares.” The Backstop Parties’ Optional Early Termination economically results in the Backstop Agreement operating in substance to grant the Backstop Parties’ a put option with the right to sell all or a portion of the 4,885,466 Backstop Shares. Over the three-year maturity period, the Company is entitled to either a return of the Prepayment, the underlying shares, or a combination thereof, at the sole discretion of the Backstop Parties.

For further information regarding the Backstop Agreement, refer to Note 3, Business Combination and Backstop Agreement.

Backstop Put Option Liability and Fixed Maturity Consideration

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s condensed consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative instrument. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.
(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

The Prepayment is accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net purchase of the Backstop Shares and sales of shares to the Backstop Parties.

Note 3. Business Combination and Backstop Agreement (Restated)

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

The accounting for the Earnout Shares was first evaluated under the Accounting Standards Codification (“ASC”) Section 718 (“ASC 718”) to determine if the arrangement represents a share-based payment arrangement. Because the Earnout Shares are issued to all the Legacy Ocean Stockholders and the Sponsor and there are no service conditions nor any requirement of the participants to provide goods or services, the Company determined that the Earnout Shares are not within the scope of ASC 718. In reaching this conclusion, the Company focused on the fact that the Earnout Shares are not provided to any holder of options or unvested stock but rather the arrangement is provided only to vested equity holder.

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

Backstop Agreement

As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, on August 31, 2022AHAC and Legacy Ocean entered as the Backstop Agreement in connection with the execution of the Business Combination Agreement. Pursuant to the terms of the Backstop Agreement and its subsequent amendments, Vellar agreed to purchase up to 8,000,000 shares of AHAC’s Class A common stock in the open market in exchange for up to $80,000,000, including from other stockholders that elected to redeem and subsequently revoked their prior elections to redeem their shares, following the expiration of AHAC’s redemption offer.

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

As further discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, the Company agreed to purchase the unsold portion of the Backstop Shares from the Backstop Parties on a forward basis upon the Maturity Date. The purchase price payable by the Company includes a prepayment in the amount of the redemption price per share (the “Prepayment”) from the proceeds released from the trust account related to those shares. Upon the Maturity Date, the Company is obligated to pay the Backstop Parties an amount equal to the product of (i) the maximum number of shares of 8,000,000 less the number of Terminated Shares by (ii) $2.50, defined as the Maturity Consideration in the Backstop Agreement. The Company can pay the Maturity Consideration in cash or shares of the Company’s common stock if certain conditions are met.

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

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s condensed consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative instrument. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.
(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

As discussed above, the Prepayment of $51,606,389 is accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Backstop Shares and sale of shares to the Backstop Parties.

For additional information, see “Restatement” above in Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

At any time prior to the Maturity Date, and in accordance with the terms of the Backstop Agreement, the Backstop Parties may elect an optional early termination to sell some or all of the Recycled Shares and Additional Shares. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment amount will be paid back to the Company. Depending on the manner in which the Backstop Agreement is settled, the Company may never have access to the full Prepayment.

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

Note 4. Fair Value Measurements (Restated)

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(28,020)	$(28,020)
Fixed Maturity Consideration	-	-	(3,292)	(3,292)
Total financial liabilities	$-	$-	$(31,312)	$(31,312)

During the three months ended March 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Backstop Put Option Liability and Fixed Maturity Consideration

The Company utilized a Monte-Carlo simulation to value the Backstop Put Option Liability and Fixed Maturity Consideration. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, expected term, expected future stock price, and various simulated paths, were utilized to estimate the fair value of the associated derivative liabilities. The value of the Backstop Put Option Liability and Fixed Maturity were calculated as the average present value over 50,000 simulated paths. The Company measures the fair value at each reporting period, with subsequent fair values to be recorded within other income/(expense) in its condensed consolidated statements of operations.

The following table summarizes significant unobservable inputs that are included in the valuation of the Backstop Put Option Liability and Fixed Maturity Consideration as of March 31, 2023:

	Estimated Volatility	Expected future stock price	Risk- free rate
Backstop Put Option Liability and Fixed Maturity Consideration	50.0%	$0.42-$6.64	3.9%

The following table provides a roll forward of the aggregate fair values of the Company’s Backstop Put Option Liability and Fixed Maturity Consideration, for which fair value is determined using Level 3 inputs (in thousands):

Level 3 Rollforward (in thousands)	Backstop Put Option Liability	Fixed Maturity Consideration
Balances as of January 1, 2023	$-	$-
Initial fair value measurement	(12,414)	(3,166)
Changes in fair value	(15,606)	(126)
Balance as of March 31, 2023	$(28,020)	$(3,292)

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounting and legal fees	$13,267	$10,250
Research and development	545	544
Other	1,939	646
Total accounts payable and accrued expenses	$15,751	$11,440

Note 5. Loan Agreements, Commitments and Contingencies (Restated)

EF Hutton Note

On February 14, 2023, Aesther Healthcare Acquisition Corp. (predecessor to the Ocean Biomedical, Inc. (collectively, the “Company”) executed and delivered a $3.15 million principal amount promissory note (“Note”) to Benchmark Investments LLC (former name of EF Hutton LLC, “EFH”). The terms of the Note call for a 9% annual interest rate, with a 24% default interest rate. The Note matured on November 14, 2023 (with interest payable since that date at 24% per annum). Under the Note, the Company is required to pay EFH 50% of the principal amount and interest thereon in cash, and has the right to convert up to 50% of the principal amount and interest due thereon into Company common stock at a per share conversion price of $10.56 (the “Convertible Portion”).

On March 4, 2024, the Company converted the Convertible Portion into 169,582 restricted shares of its common stock.

Short-term Loan Agreements

Second Street Capital Loans

2022 Loans. In February 2022, the Company entered into a Loan Agreement with Second Street Capital (the “Second Street Loan”), pursuant to which the Company borrowed $600,000. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. The Company issued to Second Street Capital a warrant to purchase 312,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of the Company’s next financing, Second Street Capital has the right to put the warrants to the Company in exchange for a payment of $250,000. The Company was originally required to repay the Second Street Loan on the earlier of (i) 5 business days after the Company’s next financing or (ii) November 18, 2022. The Company recognized as interest expense in other income/(expense) $250,000 for the put option in the first quarter of 2022.

In April 2022, the Company entered into a second Loan Agreement with Second Street Capital (the “Second Street Loan 2”), pursuant to which the Company borrowed $200,000. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. The Company issued to Second Street Capital a warrant to purchase 62,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. The Company was originally required to repay the Second Street Loan 2 on the earlier of (i) 5 business days after the Company’s next financing or (ii) November 18, 2022. The Company recognized as interest expense in other income/(expense) $388,938 in the second quarter of 2022 for the warrants issued based on the estimated fair value of the awards on the date of grant.

On September 30, 2022, the Second Street Loan and Second Street Loan 2 were amended whereas the maturity dates were extended from November 18, 2022 to December 30, 2022. The Company was required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after its next financing or closing of the Business Combination or (ii) December 30, 2022. In consideration of the extension, the Company issued to Second Street Capital a warrant to purchase 75,000 shares of the Company’s common stock with an exercise price of $10.20 per share exercisable until September 30, 2026. The Company recognized as interest expense in other income/(expense) $435,075 in the third quarter of 2022 for the warrants issued based on the estimated fair value of the awards on the date of grant.

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

Effective February 15, 2023, the Second Street Loan and Second Street Loan 2 were further amended whereas the maturity dates were extended from February 15, 2023 to March 31, 2023. The Company was required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after its next financing or (ii) March 31, 2023. In consideration of the extension, the Company issued to Second Street Capital a warrant to purchase 75,000 shares of the Company’s common stock with an exercise price of $10.34 per share exercisable until March 31, 2028. An extension fee of $75,000 was recorded and $239,025 was recognized as interest expense in other income/(expense) in the Company’s condensed consolidated financial statements for the period ended March 31, 2023.

Effective March 29, 2023, the Company entered into a Loan Agreement with Second Street Capital (the “March Second Street Loan”) pursuant to which the Company could borrow up to $1 million to pay certain accrued expenses. Of this amount, the Company borrowed $700,000. The loan bears interest at 15% per annum and is due within three business days of the Company’s next financing or receipt of proceeds from the Backstop Agreement or, if earlier, 45 days from the date of the advance (May 15, 2023). The Company issued a warrant to Second Street Capital for 200,000 shares of the Company’s common stock, exercisable for five years at an exercise price of $10.34 and will pay up to $150,000 in loan fees at maturity. Since the Company only advanced $700,000, the loan fee due is $105,000 at maturity. The estimated fair value of the warrant was $748,200 that is amortized over the term of the loan. The Company recognized $49,880 as interest expense in other income/(expense) in its condensed consolidated financial statements for the three-months ended March 31, 2023. The March Second Street Loan is past due.

Effective March 31, 2023, the Second Street Loan and the Second Street Loan 2 were further amended to extend the maturity dates to May 31, 2023, and the Company is currently required to repay the loans on the earlier of (i) 5 business days after the Company’s next financing or (ii) May 31, 2023. In addition, an additional warrant was issued to purchase 150,000 shares of the Company’s common stock with an exercise price of $11.50 and a loan fee of $95,000 was charged. The Company recognized as interest expense in other income/(expense) $524,400 for the warrants issued based on the estimated fair value of the awards on the date of grant in its condensed consolidated financial statements for the three-months ended March 31, 2023.

McKra Investments III Loan

Effective March 28, 2023, the Company entered into a Loan Agreement (the “McKra Loan”) with McKra Investments III (“McKra”) pursuant to which the Company borrowed $1,000,000. The Company issued a warrant to purchase 200,000 shares of the Company’s common stock, with an exercise price of $10.34 per share, exercisable until March 27, 2028. The Company will pay a $150,000 loan and convenience fee due upon repayment of the loan. The loan bears interest at 15% per annum and is due within three business days of the Company’s next financing or receipt of proceeds from the Backstop Agreement or, if earlier, 45 days from the date of the advance (May 12, 2023). The estimated fair value of the warrant was $789,400 that is amortized over the term of the loan. The Company recognized as interest expense in other income/(expense) $70,169 in its condensed consolidated financial statements for the three-months ended March 31, 2023. The McKra Loan is past due.

The Company recognized a total expense in the amount of $883,474 as interest expense in other income/(expense) for the warrants issued to Second Street Capital and McKra in the first quarter of 2023 based on the estimated fair value of the awards on the date of grant in its condensed consolidated financial statements for the three months ended March 31, 2023. Approximately $1,417,551 of the estimated fair value of the warrants were unrecognized and will be amortized over the life of the loan.

Sponsor Promissory Notes

For a discussion of the outstanding Sponsor Extension Loan and NPIC Sponsor Extension Loan see “Note 3 Business Combination and Backstop Agreement.”

Underwriter Promissory Note

For a discussion of an outstanding note due to the underwriters in AHAC’s IPO, see “Note 3 Business Combination and Backstop Agreement.”

Litigation

As of March 31, 2023, the Company was not a party to any pending material legal proceedings. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

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

Contingent Compensation and Other Contingent Payments (Restated)

The contingent payments of approximately $14.2 million are contingently payable based only upon the Company’s first cumulative capital raise of at least $50 million and consists of $12.0 million of contingent compensation and bonuses to certain members of senior management, $2.1 million of contingent vendor payments, and $0.1 million of related party expense.

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

Common Stock

The holders of common stock of the Company are entitled to dividends when and if declared by the Company’s Board. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. At March 31, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.0001 per share. At March 31, 2022, the Company had 180,564,262 authorized shares of common stock with a par value of $0.0001 per share.

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

At March 31, 2023 and 2022, the common stock of the Company issued and outstanding consisted of the following:

	Common Stock Shares
	March 31, 2023	March 31, 2022
Stockholder
Legacy Ocean equity holders	17,496,370	17,496,370
Retroactive application of recapitalization	5,859,062	5,859,062
Adjusted Legacy Ocean equity holders	23,355,432	23,355,432
Non-redeemed public stockholders	293,569
Backstop Agreement	3,535,466
Backstop Agreement-Subscription Agreement	1,350,000
Share Consideration Shares	1,200,000
Sponsor extension shares	1,365,000
Sponsor shares	2,625,000
Shares Modification Agreement	50,000
Total	33,774,467	23,355,432

The Backstop Agreement shares, Share Consideration Shares, and the Sponsor Shares were included in the effects of the Business Combination in the condensed consolidated statements of equity/(deficit) for the three months ended March 31, 2023.

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

As of March 31, 2023 and 2022, there was $68.9 million and $61.1 million, respectively, of recognized compensation costs related to the Class B profit interest in Poseidon. As of March 31, 2023, the profit interests were fully amortized. As of March 31, 2022, there was $7.5 million of unrecognized compensation costs relating to the profit interests.

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

	For the three months ended March 31,
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

Effective March 29, 2023, the Company entered into a Loan Agreement with Second Street Capital pursuant to which the Company could borrow up to $1 million to pay certain accrued expenses. Of this amount, the Company borrowed $700,000. The Company issued a warrant to the lender for 200,000 shares of the Company’s common stock, exercisable for five years at an exercise price of $10.34. The estimated fair value of the warrant to purchase common stock on the grant date was $3.74 per share and was determined using the Black-Scholes option-pricing model. The estimated fair value of the warrant was $748,200 that is amortized over the term of the loan. The Company recognized $49,880 as interest expense in other income/(expense) in its condensed consolidated financial statements for the three-months ended March 31, 2023. The balance of the estimated fair value of the warrants of $698,320 will be amortized over the term of the loan.

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

McKra Investments III Warrant

Effective March 28, 2023, the Company entered into a Loan Agreement with McKra pursuant to which the Company borrowed $1,000,000. The Company issued a warrant to purchase 200,000 shares of the Company’s common stock, with an exercise price of $10.34 per share, exercisable until March 27, 2028. The estimated fair value of the warrant to purchase common stock on the grant date was $3.95 per share and was determined using the Black-Scholes option-pricing model. The estimated fair value of the warrant was $789,400 that is amortized over the term of the loan. The Company recognized $70,169 as interest expense in other income/(expense) in its condensed consolidated financial statements for the three-months ended March 31, 2023. The balance of the estimated fair value of the warrants of $719,231 will be amortized over the remaining term of the loan.

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

Note 7. Other Income/(Expense) (Restated)

Other income/(expense) consisted of the following (in thousands):

	For the Three Months Ended	For the Three Months
	March 31, 2023 as Restated	Ended March 31, 2022
Interest expense, including amortization of debt issuance costs	$(301)	$(16)
Fair value of warrant issuances	(884)	(250)
Loss in connection with Share Consideration Shares	(12,676)	—
Loss on extinguishment of debt	(13,953)	—
Transaction costs	(7,578)	—
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	(31,312)	—
Other	(1)	$1
Total other income/(expense)	$(66,705)	$(265)

Note 8. Net Loss Per Share (Restated)

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

The net loss per share for the basic and diluted earnings calculations for the three months ended March 31, 2023 and 2022 is as follows (in thousands, except share and per share data):

	March 31, 2023 as Restated	March 31, 2022
Income/(loss) available to common stockholders per share:
Net loss	$(72,092)	$(5,375)
Weighted average common shares outstanding:
Basic and diluted	24,822,033	23,355,432
Net loss per share – basic and diluted	$(2.90)	$(0.23)

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

Transactions with Legacy Ocean’s Founder and Executive Chairman

As of December 31, 2021, Legacy Ocean’s Founder and Executive Chairman had paid for certain general and administrative expenses totalling $93,769 on behalf of the Company. The amounts were recorded as accounts payable-related parties on the condensed consolidated balance sheets. As of March 31, 2023, the amount due was $92,919. The reduction of $850 was actually paid by the Company for state taxes in 2022. The amounts were recorded as accounts payable-related party on the condensed consolidated balance sheets.

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

On May 23, 2023 the Company received an Equity Prepaid Forward Transaction - Valuation Date Notice (“Notice”) from Vellar which designates May 23, 2023 as the Maturity Date under the Backstop Agreement stating that due to the Company’s failure to timely register the shares held by Vellar, Vellar has the right to terminate the Backstop Agreement as to their portion of the shares and are claiming that they are entitled to receive Maturity Consideration (as defined in the Backstop Agreement) equal to $6,667,667. As of the date of this filing, management is actively reviewing this Notice and takes issue with multiple aspects of the Notice including, but not limited to, Vellar’s Maturity Consideration calculation. As such, the Company is consulting with advisors and regulators and intends to actively and aggressively defend itself should Vellar continue on its present course of action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

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

Our pipeline consists of clinical-stage programs. We anticipate moving certain preclinical product candidates in our oncology, fibrosis and/or infectious disease programs into the clinic in the next 12 to 24 months.

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

In February 2022, we entered into a Loan Agreement (the “Second Street Loan”) with Second Street Capital, LLC (“Second Street Capital”), pursuant to which we borrowed $600,000. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. We issued to Second Street Capital a warrant to purchase 312,500 shares of Legacy Ocean common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of our next financing, Second Street Capital has the right to put the warrants to the Company in exchange for a payment of $250,000. We were originally required to repay the Second Street Loan on the earlier of (i) 5 business days after our next financing or (ii) November 18, 2022. We recognized as interest expense in other income/(expense) $250,000 for the put option in the first quarter of 2022.

In April 2022, we entered into a second Loan Agreement with Second Street Capital (the “Second Street Loan 2”), pursuant to which the Company borrowed $200,000. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. We issued to Second Street Capital a warrant to purchase 62,500 shares of Legacy Ocean common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. We were originally required to repay the Second Street Loan 2 on the earlier of (i) 5 business days after our next financing or (ii) November 18, 2022. We recognized as interest expense in other income/(expense) $388,938 in the second quarter of 2022 for the warrants issued based on the estimated fair value of the awards on the date of grant.

On September 30, 2022, the Second Street Loan and Second Street Loan 2 were amended whereas the maturity dates were extended from November 18, 2022 to December 30, 2022. We were required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after our next financing or closing of the Business Combination or (ii) December 30, 2022. In consideration of the extensions, we issued to Second Street Capital a warrant to purchase 75,000 shares of Legacy Ocean common stock with an exercise price of $10.20 per share exercisable until September 30, 2026. We recognized as interest expense in other income/(expense) $435,075 for the warrants issued based on the estimated fair value of the awards on the date of grant.

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

We recognized a total expense in the amount of $1,074,013 as interest expense in other income/(expense) for the year ended December 31, 2022 for the put option and warrants issued to Second Street Capital of which $250,000 was for the put option and $824,013 was for the warrants issued for the year ended December 31, 2022. The warrants issued to Second Street Capital were converted into warrants to purchase our common stock, post-closing of the Business Combination, as described below under “Closing of Business Combination.”

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

Effective February 15, 2023, the Second Street Loan and Second Street Loan 2 were further amended whereas the maturity dates were extended from February 15, 2023 to March 31, 2023. We were required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after our next financing or (ii) March 31, 2023. In consideration of the extensions, we issued to Second Street Capital a warrant to purchase 75,000 shares of our common stock with an exercise price of $10.34 per share exercisable until March 31, 2028. An extension fee of $75,000 was recorded and $239,025 was recognized as interest expense in other income/(expense) in our condensed consolidated financial statements for the period ended March 31, 2023.

Effective March 29, 2023, we entered into a Loan Agreement with Second Street Capital (the “March Second Street Loan”) pursuant to which we could borrow up to $1 million to pay certain accrued expenses. Of this amount, we borrowed $700,000. The loan bears interest at 15% per annum and is due as described under “Short-Term Loans” below. We issued a warrant to the lender for 200,000 shares of our common stock, exercisable for five years at an exercise price of $10.34 and will pay up to $150,000 in loan fees at maturity. Since the Company only borrowed $700,000, the loan fee due is $105,000 at maturity. The estimated fair value of the warrant was $748,200 that is amortized over the term of the loan. The Company recognized $49,880 as interest expense in other income/(expense) in its condensed consolidated financial statements for the three-months ended March 31, 2023.

Effective March 31, 2023, the Second Street Loan and the Second Street Loan 2 were further amended to extend the maturity dates to May 31, 2023, and we are currently required to repay the loans as described under “Short-Term Loans” below. In addition, an additional warrant was issued to purchase 150,000 shares of our common stock with an exercise price of $11.50 and a loan fee of $95,000 was charged. We recognized as interest expense in other income/(expense) $524,400 for the warrants issued based on the estimated fair value of the awards on the date of grant in our condensed consolidated financial statements for the three-months ended March 31, 2023.

Effective March 28, 2023, we entered into a Loan Agreement (the “McKra Loan”) with McKra Investments III (“McKra”) pursuant to which we borrowed $1,000,000. We issued a warrant to purchase 200,000 shares of our common stock, with an exercise price of $10.34 per share, exercisable until March 27, 2028. We will pay a $150,000 loan and convenience fee due upon repayment of the loan. Repayment of the loan is due as described under “Short-Term Loans” below. The Company has to amortize the fair value calculation over the term of the loan on a straight-line basis by days. The estimated fair value of the warrant was $789,400 that is amortized over the term of the loan. The Company recognized $70,169 as interest expense in other income/(expense) in its condensed consolidated financial statements for the three-months ended March 31, 2023. The balance of the estimated fair value of the warrants of $719,231 will be amortized over the remaining term of the loan.

Since Legacy Ocean’s inception in 2019, we have devoted substantially all of our efforts to organizing, research and development activities, business planning, building our intellectual property positions and providing general and administrative support for these operations. We have not generated any revenue from product sales.

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our net operating losses were $81.0 million and $5.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $162.6 million and $81.6 million, respectively. Our current liabilities are $63.9 million and $12.7 million as of March 31, 2023 and December 31, 2022, respectively. The current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

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

Restatement

Prior to filing our financial statements for the quarter ended September 30, 2023, which were filed with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-Q, we reviewed our prior interpretation of the accounting guidance applicable to certain elements of the Backstop Agreement (as defined below) and determined the prepayment amount of $51.6 million, previously recorded as a derivative asset in the condensed consolidated balance sheet, should be reclassified to the equity section of the condensed consolidated balance sheet, and the remaining liability balance associated with the Backstop We are also restating our condensed consolidated statements of operations as a result of revisions to the valuation of the Backstop Put Option Liability and Fixed Maturity Consideration. is restating its previously issued financial information related to additional accounts payable on the balance sheet.

In accordance with ASC 250, Accounting Changes and Error Corrections, we also evaluated the materiality of the errors to our previously filed financial statements for the first and second quarters of 2023. Considering both quantitative and qualitative factors, we determined that the related impact was material to the previously filed condensed consolidated financial statements as of and for the periods ended March 31, 2023 and June 30, 2023, and restated and reissued these financial statements.

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

The Backstop Agreement provided that we pay to the Backstop Parties out of funds held in the trust account, not later than one local business day following the Closing of the Business Combination, a cash amount equal to the product of the number of shares acquired and the redemption price of approximately $10.56 (the “Prepayment”). On February 16, 2023, we made the Prepayment of $51,606,389, including the $14,260,404 for the Additional Shares, as described below.

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

See Note 12, Subsequent Events, to our condensed consolidated financial statements above for a discussion of a notice received on May 23, 2023 from Vellar purporting to terminate its Backstop Agreement and seeking payment of Maturity Consideration under that agreement.

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates, such as if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct other clinical trials or testing beyond those that we currently expect or if significant delays in enrollment in any of our planned clinical trials occurred. Such delays or changes may require us to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Comparison of the Three Months Ended March 31, 2023 and 2022

	For the Three Months Ended March 31,
(in thousands)	2023 (as Restated)	2022	$ Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	393	3,198	(2,805)
General and administrative	4,994	1,912	3,082
Total operating expenses	5,387	5,110	277
Operating loss	(5,387)	(5,110)	(277)
Other income/(expense)	(66,705)	(265)	(66,440)

Net loss	$(72,092)	$(5,375)	$(66,717)

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

General and administrative

General and administrative expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 increased by approximately $3.1 million driven by (i) a decrease of stock-based compensation expense of approximately $0.7 million, (ii) an increase in accounting fees of approximately $1.0 million, (iii) an increase in legal fees of approximately $2.0 million, (iv) an increase in printing, public relations, insurance ,and consulting costs of approximately $0.4 million, and (v) license fees and insurance of approximately $0.5 million.

Other Income/(Expense) (Restated)

Other expense for the three months ended March 31, 2023 increased by $66.4 million, as compared to the three months ended March 31, 2022. The increase of $66.4 million was primarily driven by (i) the initial recognition and changes in fair value of $31.3 million related to the Backstop Put Option Liability and Fixed Maturity Consideration, (ii) $14.0 million related to the fair value of stock issuances, including $13.6 million for the loss on extinguishment of debt related to the fair value of the 1,365,000 Sponsor Extension Shares and $0.4 million for the loss on extinguishment of debt related to the fair value of stock issuances in connection to a related-party loan extension, (iii) a stock issuance loss of $12.7 million related to the fair value of the 1,200,000 Share Consideration Shares issued to the Backstop Parties in February 2023 (iii) $7.6 million in transaction costs, (iv) $0.9 million related to the fair value of warrant issuances, and (v) $0.3 million in interest expense, primarily driven by the amortization of other debt issuance costs.

Other income/(expense) consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Other income/(expense)
Interest expense, including amortization of debt issuance costs	$(301)	$(16)
Fair value of warrant issuances	(884)	(250)
Loss in connection with Share Consideration shares	(12,676)	—
Loss on extinguishment of debt	(13,953)	—
Transaction costs	(7,578)	—
Loss on Backstop Put Option Liability and Fixed Maturity Consideration	(31,312)	—
Other	(1)	1
Total other income/(expense)	$(66,705)	$(265)

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations from the proceeds from the issuance of common stock and debt, proceeds from the Backstop Agreement and through self-funding by our founder and have limited current cash on hand to fund our operations. Based on our current operational plans and assumptions, we expect that the net proceeds from the Backstop Agreement, the Ayrton Convertible Note Financing and future debt and equity financings, including possibly under the Common Stock Purchase Agreement, which total net proceeds we estimate need to be at least $45.0 million, as well as further deferrals of certain of our accrued expenses and contingency payments due upon the closing of future financings, are required to fund operations into the third quarter of 2024. The Company borrowed an additional $1.7 million in March 2023, the proceeds of which were used to pay certain accrued expenses. We expect to consummate the closing of the sale of the initial Note under the Ayrton Convertible Note Financing shortly following the filing of this Report. We estimate that net cash proceeds from the closing will be $6.1 million, after deducting the original issue discount and the estimated expenses of the Offering. The proceeds from that financing are expected to be used as follows: (i) $1.0 million to be held in and subject to a deposit control agreement, (ii) approximately $2.6 million to pay the Sponsor Extension Loan, NPIC Sponsor Extension Loan and a portion of the loans due to Second Street Capital and McKra, (iii) approximately $0.9 million to pay transaction costs and (iv) the remainder for general working capital purposes, including accrued interest on the Sponsor Extension Loan and NPIC Sponsor Extension Loan. Under the terms of the Backstop Agreement, the Backstop Parties will pay us $10.34 for each share of our Common Stock they sell and for which they elect to terminate the Backstop Agreement. The Backstop Parties will make this payment after the end of each quarter for shares sold and terminated during that quarter. The Backstop Parties sold 105,572 Recycled Shares of our common stock during the quarter ended March 31, 2023, resulting in net proceeds to us of $1.1 million. There is an economic disincentive for the Backstop Parties to sell shares of our common stock that are subject to the restrictions set forth in the Backstop Agreement unless our common stock is trading above $10.34 per share, which means that we need to assume that no cash will be returned to us pursuant to any sales under the Backstop Agreement unless and until our common stock is trading above $10.34 and our Backstop Parties are otherwise able to sell their shares. Based upon the level of funding that we receive from the foregoing sources, we will determine the amount of accrued expenses and contingency payments that we will seek to have our vendors further defer and how much we are able to spend on our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect, in which case, we would need to raise more capital and sooner than expected. We cannot guarantee that we will be able to draw down additional loans under the Ayrton Convertible Note Financing or raise additional capital on reasonable terms or at all, that our common stock will trade above $10.34, permitting the Backstop Parties to sell shares under the Backstop Agreement, that the Backstop Parties will sell any shares of our common stock held by them or elect to terminate the Backstop Agreement in respect of those shares, or that our vendors will agree to further deferrals of payments due to them. Although the Common Stock Purchase Agreement provides that we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $75,000,000 in aggregate gross purchase price of Equity Line Shares, we are not required or permitted to issue any shares of our common stock under the Common Stock Purchase Agreement if such sale would result in White Lion owning more than 9.99% of our outstanding shares of common stock.

See Note 12, Subsequent Events, to our condensed consolidated financial statements above for a discussion of a notice received on May 23, 2023 from Vellar purporting to terminate its Backstop Agreement and seeking payment of Maturity Consideration under that agreement.

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

We had no cash inflows from operating activities for the three months ended March 31, 2023. As of March 31, 2023, we borrowed approximately $7.4 million, of which $4.7 million related to fees and expenses from the Business Combination transaction and $2.7 million was used to pay accounting and legal fees. As of March 31, 2023 we had minimal cash and a working capital deficiency of $23.4 million. In April 2023, we received $1.1 million in net proceeds from the sale by the Backstop Parties of Recycled Shares under the terms of the Backstop Agreement. Our current operating plan indicates we will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and we lack revenue generating ability at this point in our lifecycle. These events and conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

Cash Flows

To date, we have not generated any revenue. Cash flows to date have resulted from financing activities, including payments made on behalf of the Company by related parties and net proceeds from issuance of shares of common stock consisting of friends and family of our employees and short-term borrowings. As of March 31, 2023, our cash balance of approximately $0.3 million is held in a standard checking account. We do not have any cash equivalents. Cash used in operating activities was used to pay legal and accounting fees. Accounts payable and accrued expenses of $16.7 million and $11.8 million as of March 31, 2023 and December 31, 2022, respectively, were recorded. Approximately $16 million of this amount will be paid following the receipt of the proceeds from the Backstop Agreement, the Common Stock Purchase Agreement and future financings.

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

Valuation of Backstop Put Option Liability and Fixed Maturity Consideration

We utilized a Monte-Carlo simulation to value the Backstop Put Option Liability and Fixed Maturity Consideration. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, expected term, expected future stock price, and various simulated paths, were utilized to estimate the fair value of the associated derivative liabilities. The value of the Backstop Put Option Liability and Fixed Maturity were calculated as the average present value over 50,000 simulated paths. We measure the fair value at each reporting period, with subsequent fair values to be recorded within other income/(expense) in our condensed consolidated statements of operations.

Deferred Offering and Transaction Costs

Deferred offering costs, consisting of direct accounting fees, legal fees, regulatory fees, transfer agent fees, and printing costs directly related to the Business Combination are capitalized. The deferred offering costs in the amount of $2.0 million were reclassified to additional paid in capital upon the completion of the Business Combination. Approximately $7.6 million of transaction costs were recorded as an expense that comprised of $2.6 million of deferred offering costs, $3.1 million of underwriter transaction fees, and $1.9 million of Sponsor loans. As of March 31, 2023, all of the deferred offering costs had been recognized and no deferred offering costs remain in the condensed consolidated balance sheet.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 31, 2022 by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 8, 2022).

2.2	Amendment to Agreement and Plan of Merger, dated as of December 5, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

4.1	Warrant Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.1	Lock-Up Agreement, dated as of February 14, 2023, by and between the Registrant and Dr. Chirinjeev Kathuria (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.2	Lock-Up Agreement, dated as of February 14, 2023, by and between the Registrant and Poseidon Bio, LLC (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.3	Non-Competition and Non-Solicitation Agreement, dated as of February 14, 2023, by and between the Registrant and Dr. Chirinjeev Kathuria (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.4#†	2022 Stock Option and Incentive Plan and Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.4 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.5#	2022 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.5 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.6	Form of Director and Officer Indemnification Agreement, by and between the Registrant and each of its directors, the Chief Executive Officer and the Chief Financial Officer (incorporated by reference from Exhibit 10.24 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.7	Fourth Amendment to Loan Agreement between the Registrant and Second Street Capital, LLC effective as of February 15, 2023 (incorporated by reference from Exhibit 10.64 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.8	Fifth Amendment to Loan Agreement between the Registrant and Second Street Capital, LLC effective as of March 31, 2023 (incorporated by reference from Exhibit 10.65 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.9	Fourth Amendment to Loan Agreement between the Registrant and Second Street Capital, LLC effective as of February 15, 2023 (incorporated by reference from Exhibit 10.69 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.10	Fifth Amendment to Loan Agreement between the Registrant and Second Street Capital, LLC effective as of March 31, 2023 (incorporated by reference from Exhibit 10.71 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.11	Warrant No. 2023-1 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.74 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.12	Warrant No. 2023-2 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.75 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.13	Warrant No. 2023-3 to Subscribe to Common Shares issued by the Registrant to McKra Investments III (incorporated by reference from Exhibit 10.78 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.14	Warrant No. 2023-4 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.79 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.15	Warrant No. 2023-5 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.80 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.16	Warrant No. 2023-6 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.81 to the Form S-1 filed by Ocean Biomedical, Inc. (File No. 333-271392) on April 21, 2023).

10.17	Warrant No. 2023-7 to Subscribe to Common Shares issued by the Registrant to Special Forces F9, LLC.

10.18	Amended and Restated OTC Equity Prepaid Forward Transaction Letter Agreement, dated February 10, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on February 10, 2023).

10.19	Amended and Restated OTC Equity Prepaid Forward Transaction Letter Agreement, dated February 12, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on February 13, 2023).

10.20	Assignment and Novation Agreement, dated February 13, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.), Vellar Opportunity Fund SPV LLC – Series 3, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (incorporated by reference from Exhibit 10.89 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.21	Assignment and Novation Agreement, dated February 13, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.), Vellar Opportunity Fund SPV LLC – Series 3 and Polar Multi-Strategy Master Fund (incorporated by reference from Exhibit 10.90 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.22	Subscription Agreement, dated February 14, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Polar Multi-Strategy Master Fund (incorporated by reference from Exhibit 10.91 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.23	Promissory Note, dated February 14, 2023, issued to EF Hutton, division of Benchmark Investments, LLC by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (incorporated by reference from Exhibit 10.92 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.24	Loan and Transfer Agreement, by and among Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Aesther Healthcare Sponsor, LLC and NPIC Limited dated December 13, 2022, as modified by that certain Loan Modification Agreement by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.), Aesther Healthcare Sponsor, LLC and NPIC Limited dated March 22, 2023 and Side Letter Agreement by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) and Aesther Healthcare Sponsor, LLC (incorporated by reference from Exhibit 10.93 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.25	Loan Agreement, dated March 28, 2023, by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) and McKra Investments III (incorporated by reference from Exhibit 10.94 to the Form 10-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

10.26	Loan Agreement, dated March 29, 2023, by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) and Second Street Capital, LLC (incorporated by reference from Exhibit 10.83 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on March 31, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

#	Represents management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean Biomedical, Inc.

Dated: April 15, 2024		/s/ Elizabeth Ng
	Name:	Elizabeth Ng
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: April 15, 2024		/s/ Jolie Kahn
	Name:	Jolie Kahn
	Title:	Chief Financial Officer
(Principal Financial Officer)

