Form 10-Q/A
period 2023-06-30
Ocean Biomedical, Inc.
filed 2024-04-15
CIK 1869974

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

As of August 8, 2023, the registrant had 34,073,756 shares of common stock outstanding and there were 34,649,046 shares of the registrant’s common stock outstanding as of February 27, 2024.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q (the “Amended Report”) filed by Ocean Biomedical, Inc. (the “Company”) amends and restates certain information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2023 (the “Original Report”).

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

The Company is filing this Amended Report for the purpose of revising the accounting treatment of the Backstop Agreement in its financial statements as of June 30, 2023, to reclassify the prepayment amount, previously recorded as a derivative asset in the condensed consolidated balance sheet, to the equity section of the condensed consolidated balance sheet with any remaining balance of the prepaid forward contract, including the in-substance written put option (the “Backstop Put Option Liability”) and maturity consideration (the “Fixed Maturity Consideration”), classified as noncurrent liabilities in its condensed consolidated balance sheet in its financial statements as of June 30, 2023. The Company is also restating its condensed consolidated statements of operations as a result of revisions to its valuation of the Backstop Put Option Liability and Fixed Maturity Consideration. In addition, the Company is restating its previously issued financial information related to additional accounts payable on the balance sheet, all as included in this Amended Report

Items Amended in this Amended Report

For the convenience of the reader, this Amended Report sets forth the information in the original Form 10-Q filing in its entirety; however, only the following sections of the original Form 10-Q filing are revised in this Amended Report, solely as a result of and to reflect the restatement and conditions related to the restatement/recast described above.

Part I, Item 1 Financial Statements and Notes to Condensed Consolidated Financial Statements

Notes: Note 2 - Summary of Significant Accounting Policies

Note 3 – Business Combination and Backstop Agreement

Note 4 – Fair Value Measurements

Note 5 – Accounts Payable and Accrued Expenses

Note 8 – Commitments and Contingencies

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Balance Sheets (Restated)

(in thousands, except share and per share data)

(unaudited)

	June 30, 2023 (as Restated)	December 31, 2022
Assets
Current assets:
Cash	$1,161	$34
Restricted cash	1,000	-
Deferred offering costs	-	1,808
Total current assets	2,161	1,842
Total assets	$2,161	$1,842
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$14,509	$11,440
Accrued expenses - related party	764	445
Short-term loans, net of issuance costs	11,871	776
SPA Warrant	2,182	-
Ayrton Note Purchase Option	461	-
Total current liabilities	29,787	12,661
Noncurrent liabilities:
Fixed Maturity Consideration	3,549	-
Backstop Put Option Liability	30,482
Total noncurrent liabilities	34,031	-
Total liabilities	63,818	12,661
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock, $0.0001 par value; 300,000,000 and 180,564,262 shares authorized as of June 30, 2023 and December 31, 2022, respectively, 34,012,724 and 23,355,432 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	-	-
Additional paid-in capital	103,455	70,770
Accumulated deficit	(165,112)	(81,589)
Total stockholders’ deficit	(61,657)	(10,819)
Total liabilities and stockholders’ deficit	$2,161	$1,842

See accompanying notes to the restated unaudited condensed consolidated financial statements.

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Operations (Restated)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (as Restated)	2022	2023 (as Restated)	2022
Operating expenses:
Research and development	$28	$3,192	$421	$6,390
General and administrative	2,804	3,708	7,798	5,620
Total operating expenses	2,832	6,900	8,219	12,010
Operating loss	(2,832)	(6,900)	(8,219)	(12,010)
Other income/(expense):
Change in fair value of Backstop Put Option Liability, Fixed Maturity Consideration, 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	(3,878)	-	(35,190)	-
Loss in connection with Backstop Agreement	-	-	(12,676)	-
Fair value of warrant issuances	(1,417)	(389)	(2,301)	(639)
Fair value of non-cash stock issuances	(577)	-	(577)	-
Transaction costs	(1,154)	-	(8,732)	-
Loss on extinguishment of debt	(903)	-	(14,856)	-
Interest expense, including amortization of debt issuance costs	(668)	(49)	(969)	(65)
Other	(2)	5	(3)	6
Total other income/(expense)	(8,599)	(433)	(75,304)	(698)
Net loss	$(11,431)	$(7,333)	$(83,523)	$(12,708)
Weighted average shares outstanding, basic and diluted	26,469,619	23,355,432	25,661,160	23,355,432
Net loss per share, basic and diluted	$(0.43)	$(0.31)	$(3.25)	$(0.54)

See accompanying notes to the restated unaudited condensed consolidated financial statements.

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Stockholders’ Deficit (Restated)

(in thousands)

(unaudited)

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2023 (as Restated)	33,774,467	$-	$98,928	$(153,681)	$(54,753)
Net loss (as Restated)	-	-	-	(11,431)	(11,431)
Stock-based compensation	-	-	186	-	186
Proceeds from Backstop Agreement (as Restated)	-	-	1,444	-	1,444
Issuance of common stock related to short-term loans	150,000	-	903	-	903
Shares issued in consideration pursuant to the Marketing Services Agreement	13,257	-	83	-	83
Shares issued in consideration pursuant to the Common Stock Purchase Agreement	75,000	-	494	-	494
Issuance of warrants	-	-	1,417	-	1,417
Balances at June 30, 2023 (as Restated)	34,012,724	$-	$103,455	$(165,112)	$(61,657)

Balances at March 31, 2022	23,355,432	$-	$62,110	$(69,604)	$(7,494)
Net loss	-	-	-	(7,333)	(7,333)
Stock-based compensation	-	-	4,901	-	4,901
Issuance of warrants	-	-	389	-	389
Balances at June 30, 2022	23,355,432	$-	$67,400	$(76,937)	$(9,537)

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Stockholders’ Deficit (Restated)

(in thousands)

(unaudited)

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	17,496,370	$-	$70,770	$(81,589)	$(10,819)
Retroactive application of recapitalization	5,859,062	-	-	-	-
Adjusted beginning balance	23,355,432	-	70,770	(81,589)	(10,819)
Net loss (Restated)	-	-	-	(83,523)	(83,523)
Effect of Business Combination including Backstop Agreement, net of redeemed public shares	7,654,035	-	52,070	-	52,070
Payment to Backstop Parties for Backstop Agreement (Restated)	-	-	(51,606)	-	(51,606)
Proceeds from Backstop Agreement (as Restated)	-	-	1,444	-	1,444
Issuance of common stock pursuant to the Subscription Agreement	1,350,000	-	14,260	-	14,260
Issuance of common stock for extension loan shares to related party	1,365,000	-	13,595	-	13,595
Issuance of common stock related to short-term loans	200,000	-	1,261	-	1,261
Shares issued in consideration pursuant to the Marketing Services Agreement	13,257	-	83	-	83
Shares issued in consideration pursuant to the Common Stock Purchase Agreement	75,000	-	494	-	494
Stock-based compensation	-	-	832	-	832
Offering costs	-	-	(2,049)	-	(2,049)
Issuance of warrants	-	-	2,301		2,301
Balances at June 30, 2023 (as Restated)	34,012,724	$-	$103,455	$(165,112)	$(61,657)

Balances at December 31, 2021	17,496,370	$-	$57,567	$(64,229)	$(6,662)
Retroactive application of recapitalization	5,859,062	-	-	-	-
Adjusted beginning balance	23,355,432	-	57,567	(64,229)	(6,662)
Stock-based compensation	-	-	9,444	-	9,444
Issuance of warrants	-	-	389	-	389
Net loss	-	-	-	(12,708)	(12,708)
Adjusted balances at June 30, 2022	23,355,432	$-	$67,400	$(76,937)	$(9,537)

See accompanying notes to the restated unaudited condensed consolidated financial statements.

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Cash Flows (Restated)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023 (as Restated)	2022
Cash flows from operating activities
Net loss	$(83,523)	$(12,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	635	-
Non-cash debt issuance costs	627	-
Non-cash stock issuances	577	-
Stock-based compensation	832	9,444
Loss on issuance of warrants	2,301	389
Loss on extinguishment of debt	14,856	-
Loss in connection with Backstop Agreement	12,676	-
Change in fair value of Backstop Put Option Liability, Fixed Maturity Consideration, 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	35,190	-
Non-cash transaction costs in excess of Business Combination proceeds	7,578	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	499	2,356
Accrued expenses - related party	319	-
Net cash used in operating activities	(7,433)	(518)
Cash flows from financing activities
Payment to Backstop Parties for Backstop Agreement	(51,606)	-
Payment to Backstop Parties for Share Consideration	(12,676)	-
Issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement	14,260	-
Proceeds from Backstop Agreement	1,444	-
Proceeds from reverse recapitalization	52,070	-
Proceeds from short-term loans, net of issuance costs	8,168	764
Repayments of short-term loans	(2,100)	-
Expenses paid by related-party shareholder	-	90
Net cash provided by financing activities	9,560	854
Total change in cash and restricted cash	2,127	336
Cash and restricted cash at beginning of period	34	60
Cash and restricted cash at end of period	$2,161	$395

Supplemental disclosure of non-cash financing activities:
Offering costs not yet paid	$2,049	$-
Non-cash stock issuances	$15,433	$-
SPA warrant liability upon issuance	$1,932	$-

See accompanying notes to the restated unaudited condensed consolidated financial statements.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements (Restated)

1. Description of Business and Going Concern Considerations (Restated)

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

In accordance with ASC 250, Accounting Changes and Error Corrections, the Company also evaluated the materiality of the errors to its previously filed financial statements for the first and second quarters of 2023. Considering both quantitative and qualitative factors, the Company determined that the related impact was material to the previously filed condensed consolidated financial statements as of and for the periods ended March 31, 2023 and June 30, 2023, and restated and reissued these financial statements.

Description of Errors Corrected:

The previously reported Prepayment was incorrectly classified as an asset instead of as an equity transaction. Additionally, the associated liabilities (the Backstop Put Option Liability and Fixed Maturity Consideration) were incorrectly netted with the Prepayment and presented as a net derivative asset, instead of being presented as separate liabilities. These errors impacted the Backstop Put Option Liability and Fixed Maturity Consideration, and additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2023, as well as the related disclosure within Note 4, Fair Value Measurements. There is also a restatement of the condensed consolidated statements of operations as a result of differences in the revised valuations performed as of March 31, 2023 and June 30, 2023 as compared to the original valuations. These differences are as a result of the addition of the Fixed Maturity Consideration, which had not been considered in the original valuation, and correction of the valuation model assumptions.

Additionally, there were errors that were corrected to account for unrecorded expenses and payables, not previously recognized, that impacted the condensed consolidated statement of operations, as disclosed in the below tables.

	As of June 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Backstop Forward Purchase Agreement Asset	$18,760	$(18,760)	$-
Total assets	20,921	(18,760)	2,161
Accounts payable and accrued expenses	14,044	465	14,509
Total current liabilities	26,679	3,108	29,787
Put Option Liability	-	30,482	30,482
Fixed Maturity Consideration	-	3,549	3,549
Total noncurrent liabilities	-	34,031	34,031
Total liabilities (1)	26,679	37,139	63,818
Additional Paid-In Capital	153,617	(50,162)	103,455
Accumulated deficit	(162,018)	(3,094)	(165,112)
Total stockholders’ deficit	(8,401)	(53,256)	(61,657)
Total liabilities and stockholders’ deficit	20,921	(18,760)	2,161

(1)	Adjustment includes the reclassification of the SPA Warrant and Ayrton Note Purchase Option from non-current liabilities to current liabilities.

	For the Three Months Ended June 30, 2023
(in thousands except per share amounts)	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
General and administrative expense	2,652	152	2,804
Total operating expenses	2,680	152	2,832
Operating loss	(2,680)	(152)	(2,832)
Changes in fair value of Backstop Forward Purchase Agreement Asset, 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	$(5,628)	$1,750	$(3,878)
Total other income/(expense)	(10,348)	1,749	(8,599)
Net loss	(13,028)	1,597	(11,431)
Net loss per share – basic and diluted	(0.49)	0.06	(0.43)

	For the Six Months Ended June 30, 2023
(in thousands except per share amounts)	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations
General and administrative expense	7,482	316	7,798
Total operating expenses	7,903	316	8,219
Operating loss	(7,903)	(316)	(8,219)
Changes in fair value of Backstop Forward Purchase Agreement Asset, 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	$(32,562)	$(2,628)	$(35,190)
Transaction costs	(8,583)	(149)	(8,732)
Total other income/(expense)	(72,526)	(2,778)	(75,304)
Net loss	(80,429)	(3,094)	(83,523)
Net loss per share – basic and diluted	(3.13)	(0.12)	(3.25)

	For the Six Months Ended June 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Stockholders’ Deficit
Payment to Backstop Parties for Backstop Agreement	$-	$(51,606)	$(51,606)
Proceeds from Backstop Agreement	-	1,444	1,444
Additional paid-in capital	153,617	(50,162)	103,455
Accumulated deficit	(162,018)	(3,094)	(165,112)
Total stockholders’ deficit	(8,401)	(53,256)	(61,657)

	For the Six Months Ended June 30, 2023
(in thousands)	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Cash Flows
Net loss	$(80,429)	$(3,094)	$(83,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Backstop Put Option Liability, Fixed Maturity Consideration, 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	32,562	2,628	35,190
Transaction costs	7,429	149	7,578
Accounts payable and accrued expenses	182	317	499

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

The Company had no cash inflows from operating activities for the six months ended June 30, 2023. As of June 30, 2023, the Company had cash of $1.1 million and a working capital deficiency of $27.6 million. The Company’s current operating plan indicates it will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating ability at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Restated)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, as applicable, including those related to the fair values of the Company’s common stock and related stock-based compensation and the valuation of (i) the Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below) and (ii) the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option (all defined in Note 7, Senior Secured Convertible Notes). The Company bases its estimates using Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

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

Deferred Offering Costs

Deferred offering costs, consisting of direct accounting fees, legal fees, regulatory fees, transfer agent fees, and printing costs directly related to the Business Combination are capitalized. The deferred offering costs in the amount of $2.0 million were reclassified to additional paid in capital upon the completion of the Business Combination. Approximately $7.6 million of transaction costs were recorded as an expense that comprised of $2.6 million of deferred offering costs, $3.1 million of underwriter transaction fees, and $1.9 million of Sponsor loans. As of March 31, 2023, all of the deferred offering costs had been recognized and no deferred offering costs remain in the condensed consolidated balance sheet as of June 30, 2023.

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

The Company’s Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below), 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option, (as defined and discussed in Note 7, Senior Secured Convertible Notes), are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4, Fair Value Measurements). The carrying values of accounts payable, accrued expenses, and short-term loans approximate their fair values due to the short-term nature of these liabilities.

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

As of June 30, 2023, the Backstop Parties have purchased a total of 4,885,466 of the Company’s common stock, referred to herein as the “Backstop Shares.” The Backstop Parties’ Optional Early Termination economically results in the Backstop Agreement operating in substance to grant the Backstop Parties’ a put option with the right to sell all or a portion of the 4,885,466 Backstop Shares. Over the three-year maturity period, the Company is entitled to either a return of the Prepayment, the underlying shares, or a combination thereof, at the sole discretion of the Backstop Parties.

For further information regarding the Backstop Agreement, refer to Note 3, Business Combination and Backstop Agreement.

Backstop Put Option Liability and Fixed Maturity Consideration

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s condensed consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative instrument. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.
(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, , with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

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

3. Business Combination and Backstop Agreement (Restated)

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

Backstop Agreement

As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, on August 31, 2022, AHAC and Legacy Ocean entered as the Backstop Agreement with Vellar in connection with the execution of the Business Combination Agreement. Pursuant to the terms of the Backstop Agreement and its subsequent amendments, Vellar agreed to purchase up to 8,000,000 shares of AHAC’s Class A common stock in the open market in exchange for up to $80,000,000, including from other stockholders that elected to redeem and subsequently revoked their prior elections to redeem their shares, following the expiration of AHAC’s redemption offer.

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

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s condensed consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative instrument. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.
(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, , with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

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

4. Fair Value Measurements (Restated)

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(30,482)	$(30,482)
Fixed Maturity Consideration	-	-	(3,549)	(3,549)
2023 Convertible Note		-	(6,076)	(6,076)
SPA Warrant	-	-	(2,182)	(2,182)
Ayrton Note Purchase Option	-	-	(461)	(461)
Total financial liabilities	$-	$-	$(42,750)	$(42,750)

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

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated Volatility	Expected future stock price	Risk-free rate
Backstop Put Option Liability and Fixed Maturity Consideration	80%	$1.54-$12.31	4.6%

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

The following table provides a roll forward of the aggregate fair values of the Company’s Backstop Put Option Liability, Fixed Maturity Consideration, 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option for which fair value is determined using Level 3 inputs:

Level 3 Rollforward (in thousands)	Backstop Put Option Liability	Fixed Maturity Consideration	2023 Convertible Note	SPA Warrant	Ayrton Note Purchase Option
Balances as of January 1, 2023	$-	$-	$-	$-	$-
Initial fair value measurement	(12,414)	(3,166)	-	-	-
Changes in fair value	(15,606)	(126)	-	-	-
Balance as of March 31, 2023	(28,020)	(3,292)	-	-	-
Initial fair value measurement	-	-	(5,628)	(1,932)	(269)
Changes in fair value	(2,462)	(257)	(448)	(250)	(192)
Balance as of June 30, 2023	(30,482)	(3,549)	(6,076)	(2,182)	(461)

5. Accounts Payable and Accrued Expenses (Restated)

Accounts payable and accrued expenses consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accounts payable and accrued expenses:
Accounting and legal fees	$12,409	$10,250
Research and development	546	544
Other	1,554	646
Total accounts payable and accrued expenses	$14,509	$11,440

6. Loan Agreements

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

On March 4, 2024, the Company converted the Convertible Portion into 169,582 restricted shares of the Company’s common stock.

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

8. Commitments and Contingencies (Restated)

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

Contingent Compensation and Other Contingent Payments (Restated)

The Company currently has approximately $14,590,121 in contingently issuable payments that are triggered upon its first cumulative capital raise of at least $50,000,000 and consists of $12,403,625 of contingent compensation and bonuses to certain members of senior management, $2,050,000 of contingent vendor payments, and $136,496 of related party expense.

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

The net loss per share for the basic and diluted earnings calculations for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (as Restated)	2022	2023 (as Restated)	2022
Numerator:
Net loss	$(11,431)	$(7,333)	$(83,523)	$(12,708)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	26,469,619	23,355,432	25,661,160	23,355,432
Net loss per common share, basic and diluted	$(0.43)	$(0.31)	$(3.25)	$(0.54)

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

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our operating losses were $11.4 million and $7.3 million for the three months ended June 30, 2023 and 2022, respectively and $83.5 million and $12.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $165.1 million and $81.6 million, respectively. Our current liabilities are $29.8 million and $12.7 million as of June 30, 2023 and December 31, 2022, respectively. Our current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

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

In accordance with ASC 250, Accounting Changes and Error Corrections, the Company also evaluated the materiality of the errors to its previously filed financial statements for the first and second quarters of 2023. Considering both quantitative and qualitative factors, the Company determined that the related impact was material to the previously filed condensed consolidated financial statements as of and for the periods ended March 31, 2023 and June 30, 2023, and restated and reissued these financial statements.

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

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023 (as Restated)	2022	Change	2023 (as Restated)	2022	Change
Operating expenses:
Research and development	$28	$3,192	$(3,164)	$421	$6,390	$(5,969)
General and administrative	2,804	3,708	(904)	7,798	5,620	2,178
Total operating expenses	2,832	6,900	(4,068)	8,219	12,010	(3,791)
Operating loss	(2,832)	(6,900)	4,068	(8,219)	(12,010)	3,791
Other income/(expense)	(8,599)	(433)	(8,166)	(75,304)	(698)	(74,606)
Net loss	$(11,431)	$(7,333)	$(4,098)	$(83,523)	$(12,708)	$(70,815)

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

General and administrative

General and administrative expense for the three months ended June 30, 2023 decreased by $0.9 million, as compared to the three months ended June 30, 2022. The $0.9 million decrease was primarily driven by $1.7 million in stock-based compensation expense that was recognized during the three months ended June 30, 2022 related to the profit interests in Poseidon, as described above, compared to $0.2 million of stock-based compensation recognized during the current period. This decrease was partially offset by an increase in additional insurance fees that are required to operate as a public company.

General and administrative expenses for the six months ended June 30, 2023 increased by $2.1 million, as compared to the six months ended June 30, 2022. The increase of $2.1 million was primarily driven by increases of (i) $1.9 million in legal fees, (ii) $1.0 million in accounting fees, (iii) $0.6 million in insurance fees, and (iv) $0.3 million in salaries and wages. These increases were partially offset by a decrease of $2.2 million in stock-based compensation expense. There was $3.0 million in stock-based compensation expense recognized in the six months ended June 30, 2022 related to the profit interest in Poseidon, as described above, as compared to $0.8 million of stock-based compensation expense recognized in the six months ended June 30, 2023 related to options granted to non-executive directors and the Special Forces F9 warrant.

Other Income/(Expense) (Restated)

Other expense for the three months ended June 30, 2023 increased by $8.1 million, as compared to the three months ended June 30, 2022. The increase of $8.1 million was primarily driven by (i) a combined $2.7 million in the change in fair values of the Backstop Put Option Liability and Fixed Maturity Consideration, (ii) $1.5 million related to the fair value of stock issuances, including $0.9 million for the loss on extinguishment of debt and $0.6 million in other non-cash stock issuances, (iii) $1.2 million in transaction costs, primarily related to the consummated of the initial Note under the Ayrton Convertible Note Financing, (iv) $1.2 million in the changes in fair value of the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option, (v) $1.0 million related to the fair value of warrant issuances, and (vi) $0.6 million in interest expense, primarily driven by the amortization of other debt issuance costs.

Other expense for the six months ended June 30, 2023 increased by $74.6 million, as compared to the six months ended June 30, 2022. The increase of $74.6 million was primarily driven by (i) the combined change in fair values of the Backstop Put Option Liability and Fixed Maturity Consideration of $34.0 million, (ii) a stock issuance loss of $12.7 million related to the fair value of the 1,200,000 Share Consideration Shares issued to the Backstop Parties in February 2023, (iii) $15.4 million related to the fair value of stock issuances, including $13.6 million for the loss on extinguishment of debt related to the fair value of the 1,365,000 Sponsor Extension Shares, $1.2 million for the loss on extinguishment of debt related to the fair value of stock issuances in connection to short-term and related-party loan extensions, and $0.6 million in other non-cash stock issuances, (iv) transaction costs of $8.7 million, (v) $1.7 million related to the fair value of warrant issuances, (vi) $1.1 million in the changes in fair value of the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option, and (vii) $0.9 million in interest expense, primarily driven by the amortization of debt issuance costs.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We had no cash inflows from operating activities for the six months ended June 30, 2023 and as of June 30, 2023, we borrowed approximately $13.5 million which was primarily used to pay for (i) fees and expenses related to the Business Combination, (ii) accounting and legal fees, and (iii) the Sponsor Extension Loans. Further, as of June 30, 2023, we had minimal cash and a working capital deficiency of $27.6 million.

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

Refer to Note 3, Business Combination and Backstop Agreement, in our condensed consolidated financial Statements included elsewhere in this Report for further detail on the Backstop Agreement and Note 4, Fair Value Measurements, for further detail around the valuation of the related instruments.

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

Any future potential proceeds earned from the sale of shares will be used to support funding of our ongoing operations and working capital.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ocean Biomedical, Inc.

Date: April 15, 2024	By:	/s/ Elizabeth Ng
Elizabeth Ng
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2024	By:	/s/ Jolie Kahn
Jolie Kahn
Chief Financial Officer
(Principal Financial Officer)

