Form 10-Q
period 2023-09-30
Ocean Biomedical, Inc.
filed 2024-04-15
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of November 9, 2023, the registrant had 34,149,046 shares of common stock outstanding and as of February 27, 2024, there are 34,649,046 shares of common stock outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those below in this Report under the caption “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2022, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” These factors and the other risk factors described in our periodic and current reports filed with the U.S. Securities and Exchange Commission (“SEC”) from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$31	$34
Restricted cash	1,000	-
Deferred offering costs	-	1,808
Total current assets	1,031	1,842
Total assets	$1,031	$1,842
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$16,048	$11,440
Accrued expenses – related party	804	445
Short-term loans, net of issuance costs	12,051	776
SPA Warrant	1,466	-
Ayrton Note Purchase Option	482	-
Total current liabilities	30,851	12,661
Noncurrent liabilities
Fixed Maturity Consideration	3,825	-
Backstop Put Option Liability	41,579	-
Total Noncurrent Liabilities	45,404
Total liabilities	76,255	12,661
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock, $0.0001 par value; 300,000,000 and 180,564,262 shares authorized as of September 30, 2023 and December 31, 2022, respectively, 34,087,201 and 23,355,432 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	-	-
Additional paid-in capital	103,975	70,770
Accumulated deficit	(179,199)	(81,589)
Total stockholders’ deficit	(75,224)	(10,819)
Total liabilities and stockholders’ deficit	$1,031	$1,842

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$305	$1,858	$726	$8,248
General and administrative	2,350	1,315	10,148	6,935
Total operating expenses	2,655	3,173	10,874	15,183
Operating loss	(2,655)	(3,173)	(10,874)	(15,183)
Other income/(expense):
Change in fair value of 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	570	-	(589)	-
Loss in connection with Share Consideration shares	-	-	(12,676)	-
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	(11,373)	-	(45,404)	-
Fair value of warrant issuances	-	(435)	(2,301)	(1,074)
Fair value of non-cash stock issuances	(109)	-	(686)	-
Transaction costs		-	(8,732)	-
Loss on extinguishment of debt	(224)	-	(15,080)	-
Interest expense, including amortization of debt issuance costs	(293)	(61)	(1,262)	(126)
Other	(3)	1	(6)	7
Total other income/(expense)	(11,432)	(495)	(86,736)	(1,193)
Net loss	$(14,087)	$(3,668)	$(97,610)	$(16,376)
Weighted average shares outstanding, basic and diluted	26,605,147	23,355,432	25,980,292	23,355,432
Net loss per share, basic and diluted	$(0.53)	$(0.16)	$(3.76)	$(0.70)

See accompanying notes to the unaudited condensed consolidated financial statements,

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands)

(unaudited)

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2023 as Restated	34,012,724	$-	$103,455	$(165,112)	$(61,657)
Net loss	-	-	-	(14,087)	(14,087)
Stock-based compensation	-	-	186	-	186
Issuance of common stock related to short-term loans	74,477	-	334	-	334
Balances at September 30, 2023	34,087,201	$-	$103,975	(179,199)	$(75,224)

Balances at June 30, 2022	23,355,432	$-	$67,400	$(76,937)	$(9,537)
Net loss	-	-	-	(3,668)	(3,668)
Stock-based compensation	-	-	2,934	-	2,934
Issuance of warrants	-	-	435	-	435
Balances at September 30, 2022	23,355,432	$-	$70,769	$(80,605)	$(9,836)

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands)

(unaudited)

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	17,496,370	$-	$70,770	$(81,589)	$(10,819)
Retroactive application of recapitalization	5,859,062	-	-	-	-
Adjusted beginning balance	23,355,432	-	70,770	(81,589)	(10,819)
Net loss	-	-	-	(97,610)	(97,610)
Effect of Business Combination including Backstop Agreement, net of redeemed public shares	7,654,035	-	52,070	-	52,070
Backstop Agreement Prepayment	-	-	(51,606)	-	(51,606)
Proceeds from Backstop Agreement	-	-	1,444	-	1,444
Issuance of common stock pursuant to the Subscription Agreement	1,350,000	-	14,260	-	14,260
Issuance of common stock for extension loan shares to related party	1,365,000	-	13,595	-	13,595
Issuance of common stock related to short-term loans	274,477	-	1,595	-	1,595
Shares issued in consideration pursuant to the Marketing Services Agreement	13,257	-	83	-	83
Shares issued in consideration pursuant to the Common Stock Purchase Agreement	75,000	-	494	-	494
Stock-based compensation	-	-	1,018	-	1,018
Offering costs	-	-	(2,049)	-	(2,049)
Issuance of warrants	-	-	2,301		2,301
Balances at September 30, 2023	34,087,201	$-	$103,975	$(179,199)	$(75,224)

Balances at December 31, 2021	17,496,370	$-	$57,567	$(64,229)	$(6,662)

Retroactive application of recapitalization	5,859,062	-	-	-	-
Adjusted beginning balance	23,355,432	-	57,567	(64,229)	(6,662)
Stock-based compensation	-	-	12,378	-	12,378
Issuance of warrants	-	-	824	-	824
Net loss				(16,376)	(16,376)
Balances at September 30, 2022	23,355,432	$-	$70,769	$(80,605)	$(9,836)

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(97,610)	$(16,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	799	-
Non-cash debt issuance costs	627	-
Non-cash stock issuances	577	-
Stock-based compensation	1,018	12,378
Loss on issuance of warrants	2,301	824
Loss on extinguishment of debt	15,080	-
Loss in connection with Share Consideration shares	12,676	-
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	45,404	-
Change in fair value of 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	589	-
Non-cash transaction costs in excess of Business Combination proceeds	7,578	-
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,038	2,214
Accrued expenses - related party	360	-
Net cash used in operating activities	(8,563)	(960)
Cash flows from financing activities
Payment to Backstop Parties for Backstop Agreement	(51,606)	-
Payment to Backstop Parties for Share Consideration	(12,676)	-
Issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement	14,260	-
Proceeds from Backstop Agreement	1,444	-
Proceeds from reverse recapitalization	52,070	-
Proceeds from short-term loans, net of issuance costs	8,168	789
Repayments of short-term loans	(2,100)	-
Expenses paid by related-party shareholder	-	227
Net cash provided by financing activities	9,560	1,016
Total change in cash and restricted cash	997	56
Cash and restricted cash at beginning of period	34	60
Cash and restricted cash at end of period	$1,031	$116

Supplemental disclosure of non-cash financing activities:
Offering costs not yet paid	$2,049	$1,018
Non-cash stock issuances	$15,766	$-
SPA warrant liability upon issuance	$1,932	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Going Concern Considerations

Description of Business

Ocean Biomedical, Inc. (“the Company”) is a biopharmaceutical company that is focused on discovering and developing therapeutic products in oncology, fibrosis, and infectious diseases.

Restatement of previously issued consolidated financial statements

Prior to filing its financial statements for the quarter ended September 30, 2023, presented in this Report, the Company reviewed its prior interpretation of the accounting guidance applicable to certain elements of the OTC Equity Prepaid Forward Transaction (the “Backstop Agreement”) and determined the prepayment amount of $51,606,389 (the “Prepayment”), previously recorded as a derivative asset on the condensed consolidated balance sheet, should be reclassified to the stockholders’ deficit section, and the remaining liability balance associated with the Backstop Agreement, including the Backstop Put Option Liability and the Fixed Maturity Consideration (both as defined in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, should be reflected as noncurrent in the condensed consolidated balance sheet.

Business Combination

On February 14, 2023, Aesther Healthcare Acquisition Corp. (“AHAC”) completed the acquisition of Ocean Biomedical Holdings, Inc. (“Legacy Ocean”) pursuant to the definitive agreement dated August 31, 2022, and as amended on December 5, 2022 (the “Business Combination Agreement”), by and among, AHAC, AHAC Merger Sub Inc., a wholly-owned subsidiary of AHAC, Aesther Healthcare Sponsor, LLC, Legacy Ocean, and Dr. Chirinjeev Kathuria (the “Closing”). Upon Closing, AHAC Merger Sub Inc. merged with and into Legacy Ocean, with Legacy Ocean surviving the merger as a wholly-owned subsidiary of AHAC. AHAC changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and is referred to herein as “the Company.” Unless context otherwise requires, reference to “AHAC” refers to the Company prior to Closing.

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

The Company’s common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “OCEA” and “OCEAW,” respectively, on February 15, 2023. Refer to Note 3, Business Combination and Backstop Agreement, for additional details.

Going Concern Considerations

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had no cash inflows from operating activities for the nine months ended September 30, 2023. As of September 30, 2023, the Company had cash of $31,008, restricted cash of $1,000,000, and a working capital deficiency of $29.8 million. The Company’s current operating plan indicates it will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating ability at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The Company will need to raise additional funds in order to advance its research and development programs, operate its business, and meet its current and future obligations as they come due. Based on the Company’s current operational plans and assumptions, which may not be realized, the Company expects to use the net proceeds from the Backstop Agreement (as defined in Note 3, Business Combination and Backstop Agreement) and future debt and equity financings, including possibly under the Common Stock Purchase Agreement (as defined in Note 3, Business Combination and Backstop Agreement) and the SPA entered into in May 2023 (as defined in Note 7, Senior Secured Convertible Notes) as well as further deferrals of certain of its accrued expenses and contingency payments due upon the closing of future financings to fund operations. However, the Company’s ability to utilize certain of its in-place financing arrangements, such as the Backstop Agreement, or execute on new sources of liquidity are dependent on various factors outside of the Company’s control, including market conditions and the performance of the Company’s common stock.

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

Impacts of Market Conditions on Our Business

Disruption of global financial markets and a recession or market correction, including certain ongoing effects of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the effects of Hamas’ attack of Israel and the ensuing war, and other global macroeconomic factors such as inflation and rising interest rates, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. A description of the Company’s significant accounting policies is included in the Company’s audited financial statements as of December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023, and Form 8-K, as amended, originally filed with the SEC on February 15, 2023.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions. The subsidiaries were formed to organize the Company’s therapeutic programs in order to optimize multiple commercialization options and to maximize each program’s value.

Prior to filing the Company’s third quarter financial statements on Form 10-Q, the Company determined that its prior interpretation of the accounting guidance applicable to certain elements of the Backstop Agreement was incorrect. As a result, the Company has revised the accounting treatment of the Backstop Agreement in its financial statements as of September 30, 2023 to reclassify the Prepayment (as defined below) of $51,606,389, previously recorded as a Backstop Forward Purchase Agreement Asset in the condensed consolidated balance sheet, to the stockholders’ deficit section of the condensed consolidated balance sheet. As this change was made as of inception, the Company restated the June 30, 2023 balances in its condensed consolidated statement of stockholders’ deficit. The remaining liability balance of $45,404,000 associated with the Backstop Agreement, including the Fixed Maturity Consideration and the Backstop Put Option Liability (both as defined below), are now reflected as noncurrent liabilities in the Company’s condensed consolidated balance sheet.

The Company restated its financial statements for the quarters ended March 31, 2023 and June 30, 2023 to be consistent with this accounting treatment.

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

Restricted Cash

The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use. Restricted cash as of September 30, 2023 was $1,000,000, consisting of the portion of proceeds received from the 2023 Convertible Note, as defined in Note 7, Senior Secured Convertible Notes, that is being held in an escrow account.

Concentrations of Credit Risk, Off-balance Sheet Risk and Other Risks

The Company has held minimal cash since its inception and certain of its expenses have been primarily paid for by the proceeds from the issuance of common stock and debt.

The Company has no significant off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission. The Company’s future results of operations involve several other risks and uncertainties. Factors that affect the Company’s future operating results and cause actual results to vary materially from expectations could include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s product candidates, uncertainty of market acceptance of the Company’s product candidates, competition from other products, securing and protecting intellectual property, strategic relationships and dependence on key employees and research partners. The Company’s product candidates require Food and Drug Administration (“FDA”) and other non-U.S. regulatory agencies approval prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals. If the Company were denied approval, if approval were delayed, or if approval were unable to be maintained, it could have a materially adverse impact on the Company.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including the development of product candidates. Research and development costs are expensed as incurred. For the three and nine months ended September 30, 2023 and 2022, research and development expenses consist of expenses recognized for stock-based compensation and incurred for initial license fees, annual maintenance license fees, and services agreements. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees associated with equity financings such as the Business Combination as deferred offering costs until such financings are consummated. After consummation of the equity financings, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. The Company recorded deferred offering costs of $2,048,530 as a reduction to the Business Combination proceeds into additional paid-in capital during the first quarter of 2023. The Company recorded $7,578,000 as a component of other income/(expense) in its condensed consolidated statements of operations as the amounts were in excess of the proceeds generated as a result of the Business Combination.

Income Taxes and Tax Credits

Income taxes are recorded in accordance with FASB Accounting Standards Codification 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. There is no provision for income taxes because the Company has incurred operating losses and capitalized certain items for income tax purposes since its inception and maintains a full valuation allowance against its net deferred tax assets. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2023 and December 31, 2022, the Company had no liability for income tax associated with uncertain tax positions.

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

Fair Value Measurements

Certain instruments of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

The Company’s Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below), 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option, (each as defined and discussed in Note 7, Senior Secured Convertible Notes), are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4, Fair Value Measurements). The carrying values of cash, accounts payable, accrued expenses, and short-term loans approximate their fair values due to the short-term nature of these liabilities.

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

The Backstop Parties have purchased a fixed total of 4,885,466 of the Company’s common stock, referred to herein as the “Backstop Shares.” The Backstop Parties’ Optional Early Termination economically results in the Backstop Agreement operating in substance to grant the Backstop Parties’ a put option with the right to sell all or a portion of the 4,885,466 Backstop Shares. Over the three-year maturity period, the Company is entitled to either a return of the Prepayment, the underlying shares, or a combination thereof, at the sole discretion of the Backstop Parties.

For further information regarding the Backstop Agreement, refer to Note 3, Business Combination and Backstop Agreement.

Backstop Put Option Liability and Fixed Maturity Consideration

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s condensed consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative liability recorded at fair value with changes in fair value recognized in net loss. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

The Prepayment is accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net purchase of the Backstop Shares and sales of shares to the Backstop Parties.

The Company restated its financial statements for the quarters ended March 31, 2023 and June 30, 2023 to reflect this accounting treatment.

2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option

As discussed within Note 7, Senior Secured Convertible Notes, in May 2023, the Company entered into a securities purchase agreement with an accredited investor for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of the Company’s common stock, in an aggregate principal amount of up to $27,000,000, in a private placement. On May 25, 2023, the Company consummated the closing for the sale of (i) the initial Note in the principal amount of $7,560,000 (referred to in this Report as the “2023 Convertible Note”) and (ii) a warrant to initially acquire up to 552,141 additional shares of the Company’s common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “SPA Warrant”).

The Company has elected to account for the Notes at fair value under the fair value option, under which the Notes are initially measured at fair value and subsequently remeasured during each reporting period. Changes in fair value will be reflected within other income/(expense) in the condensed consolidated financial statements, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive income.

Further, the Company concluded that the investor’s right to acquire additional Notes is separately exercisable from the 2023 Convertible Note and the SPA Warrant. If and when the additional Notes are issued, the Company will evaluate whether to account for such additional Notes at (a) fair value under the fair value option or (b) an amortized cost. Refer to Note 7, Senior Secured Convertible Notes, for further detail on the terms of the Notes and potential future issuances.

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder recorded to other income/(expense) on the condensed consolidated statements of operations. The Company reassess the classification of the SPA Warrant at each reporting period and record any changes to fair value as necessary. To date, there have been no changes in classification.

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the purchase option within the SPA in favor of the investor (the “Ayrton Note Purchase Option”), which gives the investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more additional closings. The initial fair value of the instrument was recorded to other income/(expense) on the condensed consolidated statements of operations and are remeasured at each reporting period.

Emerging Growth Company

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has elected to not “opt out” of this provision and, as a result, the Company will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

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

3. Business Combination and Backstop Agreement

Business Combination

On February 14, 2023, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement.

Upon consummation of the Business Combination and other transactions (or immediately prior to, where indicated), the following occurred:

●	AHAC changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and is referred to herein as “the Company.” Unless the context otherwise requires, references to “AHAC” herein refer to the Company prior to Closing.

●	AHAC issued approximately 23,355,432 shares, with an aggregate value equal to $233,554,320, of AHAC’s Class A common stock to the holders of Legacy Ocean’s securities immediately prior to the Closing, in exchange for all of the issued and outstanding capital stock of Legacy Ocean. The aggregate value was adjusted as required by the Business Combination Agreement to take into account net working capital, closing net debt and Legacy Ocean transaction expenses.

●	The 2,625,000 shares of AHAC Class B common stock held by Aesther Healthcare Sponsor, LLC (the “Sponsor”) were converted on a one-for-one basis into shares of AHAC’s Class A common stock immediately prior to the Closing.

●	The Backstop Parties (as defined below within Backstop Agreement) purchased 3,535,466 shares of AHAC’s Class A common stock prior to the Closing that are subject to the Backstop Agreement (these shares, referred to as the “Recycled Shares,” and the “Backstop Agreement” are both further discussed and defined below).

●	AHAC issued an additional 1,365,000 shares of Class A common stock to the Sponsor prior to the Closing in consideration for obtaining extensions beyond the September 2022 deadline to complete an initial business combination.

●	The Backstop Parties purchased 1,200,000 shares of AHAC’s Class A common stock in the open market for an aggregate purchase price of $12,675,912 prior to the Closing (the “Share Consideration Shares”).

●	The Company issued to Second Street Capital, LLC (“Second Street Capital”), Legacy Ocean’s lender, three warrants (the “Converted Ocean Warrants”) exercisable to acquire that number of shares of the Company’s common stock equal to the economic value of the Legacy Ocean warrants previously issued to Second Street Capital in exchange for the termination of the Legacy Ocean warrants. The Converted Ocean Warrants are exercisable for a total of 511,712 shares of the Company’s common stock at an exercise price of $8.06 per share and 102,342 shares of the Company’s common stock at an exercise price of $7.47 per share.

●	The Company issued to Polar (as defined below within Backstop Agreement) 1,350,000 newly issued shares of its common stock that are subject to the forward purchase provisions of the Backstop Agreement.

●	Each share of AHAC’s Class A common stock was automatically reclassified into one share of the Company’s common stock, including the remaining shares of AHAC Class A common stock that were not redeemed.

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ equity/(deficit) and cash flows for the nine months ended September 30, 2023:

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

Backstop Agreement

As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, on August 31, 2022, AHAC and Legacy Ocean entered into the Backstop Agreement with Vellar in connection with the execution of the Business Combination Agreement. Pursuant to the terms of the Backstop Agreement and its subsequent amendments, Vellar agreed to purchase up to 8,000,000 shares of AHAC’s Class A common stock in the open market in exchange for up to $80,000,000, including from other stockholders that elected to redeem in connection with the Closing and subsequently revoked their prior elections to redeem their shares, following the expiration of AHAC’s redemption offer.

On February 13, 2023, AHAC, Vellar and Legacy Ocean entered into an assignment and novation agreement with Meteora Special Opportunity Fund I, LP, Meteora Select Trading Opportunities Master, LP and Meteora Capital Partners, LP (collectively “Meteora”) (the “Meteora Agreement”), pursuant to which Vellar assigned its obligation to purchase 2,666,667 shares of the Company’s common stock under the Backstop Agreement to Meteora. In addition, on February 13, 2023, AHAC, Vellar and Legacy Ocean entered into an assignment and novation agreement with Polar Multi-Strategy Master Fund (“Polar” and, collectively with Vellar and Meteora, the “Backstop Parties”) (the “Polar Agreement”), as amended on October 2, 2023, pursuant to which Vellar assigned its obligations to 2,667,667 shares of common stock of the Company to be purchased under the Backstop Agreement to Polar.

Further, the Backstop Agreement grants the Backstop Parties the right to purchase additional shares from the Company (the “Additional Shares” and, together with the Recycled Shares (defined below), the “Backstop Shares”) up to an amount equal to the difference between the number of Recycled Shares and the maximum number of shares of 8,000,000.

As further discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, the Company agreed to purchase the unsold portion of the Backstop Shares from the Backstop Parties on a forward basis upon the Maturity Date. The purchase price payable by the Company includes a Prepayment from the proceeds released from the trust account related to those shares. Upon the Maturity Date, the Company is obligated to pay the Backstop Parties an amount equal to the product of (i) the maximum number of shares of 8,000,000 less the number of Terminated Shares by (ii) $2.50, defined as the Maturity Consideration in the Backstop Agreement. The Company can pay the Maturity Consideration in cash or shares of the Company’s common stock if certain conditions are met.

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

Subsequent to Closing, the Prepayment amount was equal to $51,606,389, consisting of $37,345,985 for the Recycled Shares and $14,260,404 for the Polar Subscription shares. As the $14,260,404 was a netted transaction between the Company and Polar, only $37,345,985 was paid out of the funds the Company received from AHAC’s trust account. This net impact from the payment outflow to Backstop Parties for the Backstop Agreement of $51,606,389 and the proceeds inflow from the issuance of common stock pursuant to the Backstop Agreement and Polar Subscription of $14,260,404 are reported in the Company’s condensed consolidated statement of cash flows. The Prepayment amount was accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net purchase of the Backstop Shares.

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s condensed consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative liability recorded at fair value with changes in fair value recognized in net loss. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.
(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

The Prepayment is accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net purchase of the Backstop Shares and sales of shares to the Backstop Parties.

At any time prior to the Maturity Date, and in accordance with the terms of the Backstop Agreement, the Backstop Parties may elect an Optional Early Termination to sell some or all of the Backstop Shares. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment amount is due back to the Company. As of September 30, 2023, the Backstop Parties have sold 143,261 Backstop Shares, for which the Company has received net proceeds of $1,443,854, after paying related fees to the Backstop Parties. Depending on the manner in which the Backstop Agreement is settled, the Company may never have access to the full Prepayment.

On May 23, 2023 the Company received an Equity Prepaid Forward Transaction - Valuation Date Notice (“Notice”) from Vellar stating that due to the Company’s alleged failure to timely register the shares held by Vellar, Vellar had the right to terminate the Backstop Agreement as to their portion of the shares and Vellar claimed that it is entitled to receive Maturity Consideration (as defined in the Backstop Agreement) equal to $6,667,667, which at the Company’s discretion may be paid in cash or by offset to the shares currently held by Vellar. Management takes issue with multiple aspects of the Notice including, but not limited to, Vellar’s right to terminate their portion of the Backstop Agreement and their asserted Maturity Consideration calculation. As such, the Company is consulting with advisors and other parties and is considering the potential resources and remedies it may elect to pursue and intends to assert its rights should this matter not be resolved. After a review of all applicable documents related to the Backstop Agreement, the Company believes its position with respect to the terms of the Backstop Agreement and intent of the parties is supported by the Backstop Agreement and facts and circumstances under which it was entered into. Further, given the early stage of this matter and the uncertainty inherent in litigation and investigations, the Company does not currently believe it is (i) probable to incur losses or (ii) possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.

Common Stock Purchase Agreement

The Company is subject to the terms and conditions of (i) a common stock purchase agreement, dated September 7, 2022, and as amended on October 4, 2023 (the “Common Stock Purchase Agreement”) and (ii) a registration rights agreement, dated September 7, 2022 (the “White Lion Registration Rights Agreement”), that AHAC entered into with White Lion Capital LLC (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right from time to time at its option to sell to White Lion up to $75,000,000 in aggregate gross purchase price of newly issued shares of the Company’s common stock (the “Equity Line Shares”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. These limitations stipulate, among other things, that the Company may not sell, and White Lion may not purchase, shares of the Company common stock that would result in White Lion owning more than 9.99% of the outstanding common stock of the Company. The Common Stock Purchase Agreement expires after two years.

In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the right to sell additional shares represents a freestanding put option, and as such, the financial instrument was classified as a derivative asset with a nominal fair value.

In consideration for the commitments of White Lion to purchase Equity Line Shares, the Common Stock Purchase Agreement included 75,000 initial commitment shares to White Lion, which had a fair value of $493,500 upon issuance. The $493,500 in commitment costs was recorded in other income/(expense) in the Company’s condensed consolidated statements of operations.

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

In connection with the assumption of AHAC’s loans and pursuant to the terms of the Business Combination Agreement described above, the Company issued 1,365,000 shares of its common stock to the Sponsor as consideration for providing the loans to the Company (the “Sponsor Extension Shares”). In addition, pursuant to the terms of an amendment entered into prior to the paydown of the loans, the Company issued a total of 200,000 shares of its common stock in exchange for extensions of the maturity date.

The Company recognized a loss on extinguishment of debt of $224,000 and $1,208,000 in its condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively, for the 200,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, the Company recognized a loss on extinguishment of debt of $13,595,400 in its condensed consolidated statements of operations for the nine months ended September 30, 2023 for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, the Company recorded interest expense of $0 and $36,852 in its condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

Deferred Underwriting Commissions

At Closing, the underwriters for AHAC’s initial public offering (“IPO”) agreed to defer payment of $3,150,000 of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note. The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The Company has a right to pay up to fifty percent (50%) of the principal and interest due on this promissory note using the common stock of the Company at a price per share of $10.56. The remaining fifty percent (50%) of the principal and interest due on this promissory note must be paid in cash. The amount is recorded as a short-term loan in the condensed consolidated financial statements. The Company recorded $72,450 and $180,338 of interest expense on the outstanding balance in the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2023.

4. Fair Value Measurements

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of September 30, 2023:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(41,579)	$(41,579)
Fixed Maturity Consideration	-	-	(3,825)	(3,825)
2023 Convertible Note (1)	-	-	(6,201)	(6,201)
SPA Warrant	-	-	(1,466)	(1,466)
Ayrton Note Purchase Option	-	-	(482)	(482)
Total financial liabilities	$-	$-	$(53,553)	$(53,553)

(1)	Refer to Note 6, Short-Term Loan Agreements, for a reconciliation of the fair value of the 2023 Convertible Note to the total short-term loans, net of issuance costs in the Company’s condensed consolidated balance sheets.

During the three and nine months ended September 30, 2023, there were no transfers between Level 1, Level 2, and Level 3.

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

	Estimated volatility	Expected future stock price	Risk-free rate
Backstop Put Option Liability and Fixed Maturity Consideration	80%	$1.95-$13.93	4.6%

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

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated volatility	Range of probabilities	Risk-free rate
2023 Convertible Note	50.0%	5%-80%	5.5%
SPA Warrant	80.0%	5%-80%	4.6%

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

The following table summarizes some of the significant inputs and assumptions used in the Black-Scholes Merton model:

	Estimated volatility	Risk-free rate
Ayrton Note Purchase Option	15%	4.0%-5.0%

The following table provides a roll forward of the aggregate fair values of the Company’s Fixed Maturity Consideration, Backstop Put Option Liability, the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option for which fair value is determined using Level 3 inputs:

Level 3 Rollforward (in thousands)	Backstop Put Option Liability	Fixed Maturity Consideration	2023 Convertible Note	SPA Warrant	Ayrton Note Purchase Option
Balances as of January 1, 2023	$-	$-	$-	$-	$-
Initial fair value measurement	(12,414)	(3,166)	-	-	-
Changes in fair value	(15,606)	(126)
Balance as of March 31, 2023	(28,020)	(3,292)	-	-	-
Initial fair value measurement	-	-	(5,628)	(1,932)	(269)
Changes in fair value	(2,462)	(257)	(448)	(250)	(192)
Balance as of June 30, 2023	(30,482)	(3,549)	(6,076)	(2,182)	(461)
Changes in fair value	(11,097)	(276)	(125)	716	(21)
Balance as of September 30, 2023	$(41,579)	$(3,825)	$(6,201)	$(1,466)	$(482)

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accounts payable and accrued expenses:
Accounting and legal fees	$12,816	$10,250
Vendor fees	2,471	646
Research and development	647	544
Other	114	-
Total accounts payable and accrued expenses	$16,048	$11,440

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

The issue at hand is how to account for the Convertible Portion. Historically, the Company has recorded the entire amount as a debt instrument for $3.15M. This was accounted for as debt as a result of an analysis of the applicable accounting guidance. Under ASU2020-06, convertible debt shall be accounted for as debt unless either the convertible instrument contains features which require bifurcation as a derivative under ASC 815 or the instrument was issued at a substantial premium. The Note does not contain features which require bifurcation as a derivative under ASC 815.

On March 4, 2024, the Company converted the Convertible Portion into 169,582 restricted shares of its common stock.

Short-term Loan Agreements

As of September 30, 2023 and December 31, 2022, the Company had the following short-term loan balances:

(in thousands)

	September 30, 2023	December 31, 2022
Short-term loans:
Second Street Loan	$600	$600
Second Street Loan 2	400	200
March Second Street Loan	700	-
McKra Loan	1,000	-
Underwriter Promissory Note	3,150	-
2023 Convertible Note	6,201	-
Less: issuance costs remaining to be amortized	-	(24)
Short-term loans, net of issuance costs	$12,051	$776

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

Second Street Capital Loans – Interest Expense

During the three months ended September 30, 2023 and 2022, the Company recognized $106,383 and $61,210 of interest expense on the Second Street Loans, respectively, including $41,216 and $25,556, respectively, related to the amortization of debt issuance costs. During the nine months ended September 30, 2023 and 2022, the Company recognized $592,000 and $126,164 of interest expense on the Second Street Loans, respectively, including $425,000 and $54,167, respectively, related to the amortization of debt issuance costs.

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

The McKra Loan was amended, effective as of May 2023, including the following terms:

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

During the three and nine months ended September 30, 2023, the Company recognized $52,072 and $252,917 of interest expense on the McKra Loan, respectively, including $13,739 and $175,000, respectively, related to the amortization of debt issuance costs.

Underwriter Promissory Note

For a discussion of an outstanding note due to the underwriters in AHAC’s IPO, see Note 3, Business Combination and Backstop Agreement.

7. Senior Secured Convertible Notes

Senior Secured Convertible Notes

In May 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of the Company’s common stock, in an aggregate principal amount of up to $27,000,000, in a private placement (the “Ayrton Convertible Note Financing”). In May 2023, the Company consummated the closing for the sale of (i) the initial note in the principal amount of $7,560,000 (the “2023 Convertible Note”) and (ii) a warrant to initially acquire up to 552,141 additional shares of the Company’s common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “SPA Warrant”). Each Note will be sold at an original issue discount of 8%. Future issuances of Notes (“Additional Closings”) are subject to satisfaction of certain conditions. At the closing of the first Additional Closing, $8,640,000 in principal amount of Notes will be issued (the “First Additional Closing Date”) and $10,800,000 in principal amount of Notes will be issued at the closing of the second Additional Closing. So long as any Notes remain outstanding, the Company and each of its subsidiaries are prohibited from effecting or entering into an agreement to effect any subsequent placement involving a Variable Rate Transaction, as defined within the SPA, other than pursuant to the White Lion Common Stock Purchase Agreement.

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

The Notes provide for certain events of default, including, among other things, any breach of the covenants described in the SPA and any failure of Dr. Chirinjeev Kathuria to be the chairman of the Company’s Board of Directors. In connection with an event of default, the noteholders may require the Company to redeem all or any portion of the Notes, at a premium set forth in the SPA.

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

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder of $626,600 recorded to other income/(expense) on the condensed consolidated statements of operations. The Company reassess the classification of the SPA Warrant at each reporting period and records any changes to fair value as necessary. To date, there have been no changes to the classification of the SPA Warrant.

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the Ayrton Note Purchase Option, which gives the Investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more Additional Closings. The initial recognition of this liability was measured at fair value utilizing the Black-Scholes Merton model and the fair value of $461,000 was recorded to other income/(expense) on the condensed consolidated statements of operations. The liability is recorded within current liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2023. The liability is remeasured at each reporting period and the Company records any changes to fair value as necessary.

The Company issued 24,477 shares of its common stock to the Investor during the third quarter of 2023 as interest payments. A total of $109,816 was recorded to other income/(expense) for the shares issued based on the grant date fair values.

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

License Fees

The Company entered into license agreements with its academic research institution partners. Under these license agreements, the Company is required to make annual fixed license maintenance fee payments. The Company is also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license and collaboration agreements are contingent upon future events such as achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, the Company has not included these fees in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

For further discussion on license fees recorded during the period, refer to Note 12, License and Manufacturing Agreements.

Contingent Compensation and Other Contingent Payments

The Company currently has approximately $14,590,121 in contingently issuable payments that are triggered upon its first cumulative capital raise of at least $50,000,000 and consists of $12,403,625 of contingent compensation and bonuses to certain members of senior management, $2,050,000 of contingent vendor payments, and $136,496 of related party expense.

These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under the employment agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of the Company’s control, the Company has not included these amounts in its condensed consolidated financial statements.

Directors and Officers Liability Insurance

On February 14, 2023, the Company obtained directors and officers liability (“D&O”) insurance that includes (i) a one-year run-off policy for AHAC’s directors and officers that provides coverage for claims that arise out of wrongful acts that allegedly occurred prior to the date of the Business Combination and (ii) a standard one-year policy for the Company’s directors and officers that provides coverage for claims made by stockholders or third parties for alleged wrongdoing. The total annual premiums for the policies are approximately $1,200,000 paid over twelve months. As of September 30, 2023, the Company has paid $1,076,936 of the premiums that is recorded as general and administrative expenses in its condensed consolidated financial statements.

9. Equity

Common Stock

The holders of common stock of the Company are entitled to dividends when and if declared by the Company’s Board of Directors. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. As of September 30, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.0001 per share. As of December 31, 2022, the Company had 180,564,262 authorized shares of common stock with a par value of $0.0001 per share.

Profit Interests in Poseidon

Legacy Ocean’s founder and then sole stockholder was issued 17,454,542 shares of Legacy Ocean’s common stock (“Founders Shares”) upon the formation of Legacy Ocean on January 2, 2019. After inception and prior to the Business Combination, the majority of the Founders Shares were contributed to Poseidon Bio, LLC (“Poseidon”), with Poseidon subsequently granting Class A and Class B profit interests to Legacy Ocean’s founder and other certain executives and employees, respectively, and resulting in Legacy Ocean’s founder holding 100% of the voting power of Poseidon. Further, after inception and prior to the Business Combination, Legacy Ocean implemented reverse stock splits which are appropriately reflected as applicable to the condensed consolidated financial statements.

These profit interests grants in the Company’s controlling shareholder were deemed to be transactions incurred by the shareholder and within the scope of ASC 718, Stock Compensation. As a result, the related transactions by the shareholder were pushed down into the Company’s condensed consolidated financial statements. As of September 30, 2023, Legacy Ocean’s founder held 100% of the voting power and 68% of the equity interests in Poseidon. The related stock-based compensation recognized is discussed below.

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

The estimated fair value of a non-statutory stock option to purchase common stock on the grant date was $3.73 per share and was determined using the Black-Scholes Merton model. The stock-based compensation recorded for the three and nine months ended September 30, 2023 was $186,370 and $1,018,364, respectively, was recorded within general and administrative expense in the Company’s condensed consolidated statements of operations, as discussed below. The total unrecognized compensation related to unvested stock option awards granted was $1,801,936 which the Company expects to recognize over a weighted-average period of approximately 2.4 years.

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

Stock-Based Compensation

The Company recognizes stock-based compensation costs for equity-based compensation awards granted to employees, nonemployees, and directors in accordance with GAAP. The Company estimates the fair value and the resulting amounts using the Black-Scholes option-pricing model. The fair value is recognized on a straight-line basis over the requisite service periods but accelerated to the extent that grants vest sooner than on a straight-line basis. Forfeitures are accounted for as they occur and requires management to make a number of other assumptions, including the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the grant or option.

Stock-based compensation for the three and nine months ended September 30, 2023 consisted of costs related to (i) stock options granted to non-employee directors in the first quarter of 2023 and (ii) warrants issued to advisors and consultants, as discussed below. Stock-based compensation for the three and nine months ended September 30, 2022 solely consisted of costs related to the profit interests in Poseidon. The following table summarizes the allocation of stock-based compensation for the stock options, warrants, and Class B profit interests for the three and nine months ended September 30, 2023 and 2022, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation:
Research and development (1)	$-	$1,859	$-	$8,231
General and administrative (2)	186	1,075	1,018	4,147
Total stock-based compensation	$186	$2,934	$1,018	$12,378

(1)	As discussed above, certain executives and employees of the Company hold profit interests in Poseidon. The fair value of these profit interest were recorded on the grant dates at fair value utilizing an option-pricing model under which interests are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class, adjusted for a discount for the lack of marketability to account for a lack of access to an active public market. As of the end of fiscal 2022, the profit interests were fully amortized.
(2)	In March 2023, the Company issued warrants to advisors and consultants as discussed below in Note 10, Warrants. Refer to discussion below for further detail. Also included in general and administrative expense is the stock-based compensation expense for the options awards to non-employee directors.

As discussed above, as of September 30, 2023, there was $1,801,936 of unamortized stock-based compensation, to be recognized over a weighted-average period of approximately 2.4 years.

10. Warrants

As of September 30, 2023 and December 31, 2022, the following warrants to purchase common stock were outstanding:

	September 30, 2023
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2023	426,427	$8.06	(2)	3/8/2026
Second Street Capital (1)	February 2023	85,285	$8.06	Equity-classified	4/22/2026
Second Street Capital (1)	February 2023	102,342	$7.47	Equity-classified	9/30/2026
Second Street Capital (1)	February 2023	75,000	$10.34	Equity-classified	2/15/2028
Second Street Capital	March 2023	200,000	$10.34	Equity-classified	3/29/2028
Second Street Capital	March 2023	150,000	$11.50	Equity-classified	3/31/2028
McKra Investments warrant	March 2023	200,000	$10.34	Equity-classified	3/28/2028
Special Forces F9 warrant	March 2023	150,000	$11.50	Equity-classified	3/7/2028
Public Warrants	(4)	5,250,000	$11.50	Equity-classified	2/14/2028
Private Warrants	(4)	5,411,000	$11.50	Equity-classified	2/14/2028
SPA Warrant (3)	May 2023	552,141	$11.50	Liability-classified	5/25/2028
		12,602,195

	December 31, 2022
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2022	312,500	$11.00	(2)	3/8/2026
Second Street Capital (1)	April 2022	62,500	$11.00	Equity-classified	4/22/2026
Second Street Capital (1)	September 2022	75,000	$10.20	Equity-classified	9/30/2026
		450,000

(1)	Upon Closing, and as discussed in Note 3, Business Combination and Backstop Agreement, Second Street Capital’s warrants issued from Legacy Ocean in 2022 were terminated in exchange for the Converted Ocean Warrants.

(2)	The Legacy Ocean warrant issued in February 2022 was issued with the right to put the warrant in exchange for a payment of $250,000. At the time of issuance, these warrants were recorded as a liability and as Second Street Capital had the intention to exercise the put option in the near-term, the Company determined that recording the liability at its fair value of $250,000 was appropriate.

(3)	For further detail on the SPA Warrant, refer to Note 7, Senior Secured Convertible Notes.

(4)	For further detail on the Public Warrants and Private Warrants, refer to the “Public and Private Warrants” discussion below.

In 2022 and 2023, the Company entered into certain agreements with Second Street Capital, Special Forces F9, LLC (“Special Forces”), and McKra for which it issued warrants exercisable to purchase the Company’s common stock. For each of the warrants issued, the Company utilized the guidance within ASC 480, Distinguishing Liabilities from Equity¸ to determine whether the instruments should be recorded as liabilities or as equity. For warrants that are fully vested upon issuance with a fixed life term, the instrument is classified as equity and the Company recognizes the estimated fair value of the warrant within equity on the date of grant, with the offset be recorded within (i) other income/(expense) for those issued in conjunction with loans and (ii) stock-based compensation for those issued to advisors and consultants. Further, for any warrants that are issued in connection with a loan and are not fully vested upon issuance, the fair value of the debt issuance is amortized over the set term. The estimated fair value for the equity-classified warrants is determined utilizing the Black-Scholes Merton model, as described below. For the warrant with a put option, the Company recorded a corresponding liability in its condensed consolidated balance sheets as discussed above.

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

The fair value is recognized on a straight-line basis over the requisite service periods but accelerated to the extent that grants vest sooner than on a straight-line basis. Forfeitures are accounted for as they occur and requires management to make a number of other assumptions, including the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the grant.

Prior to the Business Combination, Legacy Ocean estimated the fair value of its common stock considering, among other things, contemporaneous valuations for its common stock prepared by third-party valuation firms and prices set forth in Legacy Ocean’s previous filings with the SEC for a proposed IPO of its common stock that was not pursued by Legacy Ocean. Upon execution of the Business Combination Agreement in September 2022, the value of the Second Street Warrants was based on the closing price of AHAC’s Class A common stock as reported on the Nasdaq Global Select Market on the grant date.

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

Second Street Warrants

In connection with the Second Street Loans discussed in Note 6, Short-Term Loan Agreements, the Company issued a total of eight warrants exercisable to purchase an aggregate of 1,039,054 shares of its common stock to Second Street Capital (including the Converted Ocean Warrants, as discussed above). During the three months ended September 30, 2023 and 2022, the Company recognized $0 and $435,075, respectively, in other income/(expense) in its condensed consolidated statements of operations to record the issuance of warrants based on the estimated fair value of the awards on the date of grant. During the nine months ended September 30, 2023 and 2022, the Company recognized $1,511,625 and $824,013, respectively, in other expense in its condensed consolidated statements of operations to record the issuance of warrants based on the estimated fair value of the awards on the date of grant.

Of the warrants issued to Second Street Capital, the warrant issued in connection with the March Second Street Loan, exercisable for 200,000 shares of the Company’s common stock, was treated as a debt discount and the respective fair value is being amortized over the life of the term of the loan. For those warrants issued in exchange for maturity extensions, the Company concluded that they met the accounting requirements for debt extinguishments and as such the fair values of the warrants, as well as related fees, were recorded in full to other income/(expense) in the period of issuance, with the offset to additional paid-in capital. As of September 30, 2023, all of the warrants remain outstanding.

McKra Investments III Warrant

In connection with the McKra Loan, discussed in Note 6, Short-Term Loan Agreements, the Company issued a warrant exercisable to purchase 200,000 shares of its common stock. The warrant is being treated as a debt discount and the fair value is being amortized over the life of the term. During nine months ended September 30, 2023, the Company recognized $789,400 in other income/(expense) in its condensed consolidated statements of operations based on the estimated fair value of the awards on the date of grant. There was no related expense recognized during the three months ended September 30, 2023. As of September 30, 2023, the warrant remains outstanding.

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

In the first quarter of 2023, the full amount of the $583,500 of the fair value of the warrant was recognized since the warrant was fully vested upon issuance. The fair value was recorded as stock-based compensation within general and administrative expense on the Company’s condensed consolidated statements of operations. As of September 30, 2023, the warrant remains outstanding.

SPA Warrant

In connection with the Ayrton Convertible Note Financing, the Company issued to an accredited investor a warrant exercisable for 552,141 shares of its common stock. Refer to Note 7, Senior Secured Convertible Notes, for further detail.

Public and Private Warrants

The Company has a total of 10,661,000 outstanding warrants to purchase one share of its common stock with an exercise price of $11.50 per share. Of these warrants, 5,250,000 were originally issued in AHAC’s IPO (the “Public Warrants”) and 5,411,000 were originally issued in a private placement in connection with the IPO (the “Private Warrants,” and together with the Public Warrants, the “IPO Warrants”).

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

The right to exercise will be forfeited unless the IPO Warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of an IPO Warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant. If the Company calls the IPO Warrants for redemption as described above, its management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of the Company’s common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the shares of common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

For accounting purposes, the Company accounts for the IPO Warrants (i) in accordance with the guidance contained in ASC 480-10-25-8 and ASC 815-40 and (ii) classified as an equity instrument. The fair values of the IPO Warrants were accounted for as deemed dividends. Since the entries to recognize the fair value of the IPO Warrants offset within additional paid-in capital, there is no inherent impact to the condensed consolidated financial statements.

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

The net loss per share for the basic and diluted earnings calculations for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(14,087)	$(3,668)	$(97,610)	$(16,376)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	26,605,147	23,355,432	25,980,292	23,355,432
Net loss per common share, basic and diluted	$(0.53)	$(0.16)	$(3.76)	$(0.70)

As noted above, the following securities were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	600,000	-	600,000	-
Warrants to purchase common stock	12,602,195	375,000	12,602,195	375,000

As discussed in Note 3, Business Combination and Backstop Agreement, Legacy Ocean is also entitled to receive up to an additional 19,000,000 shares of the Company’s common stock, referred to herein as the Earnout Shares. These Earnout Shares are subject to certain performance conditions that expire on the 36 month anniversary of Closing. None of these conditions have been met as of September 30, 2023.

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

The latest amendment, executed on November 13, 2023, (i) extended the date after which Elkurt can terminate the license agreements if the Company has not raised at least $10.0 million in equity financing by May 1, 2024 and (ii) extended the dates of the commercialization plan of the license agreement to an additional three years.

For each of the Initial Brown License Agreements, as amended, the Company is required to pay Elkurt (i) a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021 until paid and (ii) an annual license maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 on January 1, 2028. In addition, upon successful commercialization, the Company is required to pay Elkurt (i) between 0.5% to 1.5% of net sales based on the terms of each of the Initial Brown License Agreements and (ii) 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. As of September 30, 2023, the Company recorded annual license maintenance fees of $24,000, and license fees of $268,000.

The Company will also pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an Investigational New Drug Application (“IND”), or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. The Company is also responsible for reimbursement of patent costs. The Company records reimbursement of patent costs as general and administrative costs in the condensed consolidated statements of operations as incurred. As of September 30, 2023, the Company has incurred reimbursed patent costs expenses to Brown University in the amount of $408,661 of which $379,221 has been paid.

The contract term for each of the Initial Brown License Agreements, as amended, continues until the later of (i) the date on which the last valid claim expires or (ii) ten years. Either party may terminate each of the Initial Brown License Agreements in certain situations, including Elkurt being able to terminate the Initial Brown License Agreements at any time and for any reason after May 1, 2024, as discussed above. For the oncology programs, three of the license agreements have been sublicensed to the Company’s subsidiary, Ocean ChitoRx Inc, and for the fibrosis program, one license agreement has been sublicensed to the Company’s subsidiary, Ocean ChitofibroRx Inc.

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

The contract term for the Brown Anti-PfGARP Small Molecules License Agreement continues until the later of (i) the date on which the last valid claim expires or (ii) ten years. Either party may terminate the Brown Anti-PfGARP Small Molecules License Agreement in certain situations, including Elkurt being able to terminate the Brown Anti-PfGARP Small Molecules License Agreement at any time and for any reason after May 1, 2024 if the Company has not raised at least $10,000,000 in equity financing by then.

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

For the Rhode Island License Agreement, the Company was required to pay Elkurt (i) $110,000, due within 45 days of an equity financing of at least $10.0 million or November 1, 2023, whichever comes first, and (i) an annual maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 annually on January 1, 2029. As of the filing date of this Quarterly Report, next steps for the licensing agreements are still being negotiated.

Upon successful commercialization, under the terms of the agreement, the Company is also required to pay Elkurt (i) 1.5% of net sales and (ii) 25% of all nonroyalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company will also pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. To date, the Company has incurred total reimbursed patent costs expenses to Rhode Island Hospital in the amount of $485,216 of which $229,393 has been paid. As of September 30, 2023, the Company recorded an expense for the annual license maintenance fee of $3,000 and the initial license fee of $110,000.

The contract term for the Rhode Island License Agreement began February 1, 2020 and will continue until the later of (i) the date on which the last valid claim expires or (ii) fifteen years. Either party may terminate the Rhode Island License Agreement in certain situations, and as discussed above, the next steps for the licensing agreements are still being negotiated. The Rhode Island License Agreement has been sublicensed to the Company’s subsidiary, Ocean Sihoma Inc.

Refer to Note 13, Related Party Transactions, for further detail on the Company’s relationship to Elkurt.

Development and Manufacturing Services Agreement

In December 2020, the Company entered into a Development and Manufacturing Services Agreement with Lonza AG and affiliate Lonza Sales AG (“Lonza”). The Company engaged Lonza pursuant to the development and manufacture of certain products and services along with the assistance in developing the product OCX-253. The agreement outlines the pricing for services and raw materials as incurred and payment terms. Through September 30, 2023, the Company has incurred an aggregate of $598,663 in expenses under this agreement since its inception, all of which is included in accounts payable at September 30, 2023.

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

Patent reimbursement fees are expensed as incurred as general and administrative expenses. As of September 30, 2023, the Company has incurred a total amount of $408,661 for patent reimbursement expenses to Brown University, of which $379,221 has been paid. As of September 30, 2023, the amount due to Elkurt for the Initial Brown License Agreements and the Brown Anti-PfGARP Small Molecules License Agreement that is currently due to Brown University is $346,521 consisting of (i) license maintenance fees in the amount of $24,000, and (ii) initial license fees in the amount of $268,000 recorded as research and development costs, and (iii) other costs. The amounts were recorded as accounts payable-related party on the condensed consolidated balance sheets.

Elkurt/Rhode Island Hospital License

As discussed in Note 12, License and Manufacturing Agreements, under the Rhode Island License Agreement, Elkurt grants to the Company an exclusive, royalty-bearing license to patent rights and a nonexclusive, royalty-bearing license to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in a certain field. As of September 30, 2023, the Company has incurred $482,216 for patent reimbursement expenses, of which $229,393 has been paid. As of September 30, 2023, the Company recorded an expense for the annual license fee of $3,000 and the initial license fee of $110,000.

Transactions with Legacy Ocean’s Founder and Executive Chairman

To date, Legacy Ocean’s Founder and Executive Chairman had paid for certain general and administrative expenses totaling $93,769 on behalf of the Company. The amounts were recorded as accounts payable on the condensed consolidated balance sheets. As of September 30, 2023, the amount due was $92,919. The reduction of $850 was actually paid by the Company for state taxes in 2022. The amounts were recorded as accounts payable on the condensed consolidated balance sheets.

Transactions with Chief Accounting Officer

The Company’s Chief Accounting Officer previously provided consulting services to Legacy Ocean through RJS Consulting, LLC, his wholly owned limited liability company, through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of September 30, 2023 and December 31, 2022, the Company owed RJS Consulting, LLC $107,500 and $142,500, respectively. The amounts were recorded as accounts payable on the condensed consolidated balance sheets and were expensed as accounting fees in general and administrative expenses in 2021.

14. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustments to or disclosures in the Company’s condensed consolidated financial statements. Aside from the items discussed below, the Company did not have any subsequent events that required recognition or disclosure in the condensed consolidated financial statements for the nine months ended September 30, 2023.

On October 2, 2023, Poseidon loaned the Company $650,000 pursuant to a demand loan.

On October 2, 2023, the Company entered into a Side Letter Agreement (the “Side Letter”) with Polar. The Side Letter amended certain terms of the Polar Agreement, as discussed in Note 3, Business Combination and Backstop Agreement. The Side Letter amended the definitions of “Seller VWAP Trigger Event” and “Reset Price” as used in the Backstop Agreement as it relates to Polar and the Polar Agreement. Per the amended definitions, the (i) “Seller VWAP Trigger Event” is an event that occurs if the VWAP price is below $2.50 per share for any 20 trading days during a 30 consecutive trading day-period thereafter and (ii) the “Reset Price” is defined as $8.00. The Side Letter did not amend any terms of the Backstop Agreement as it relates to the other Backstop Parties.

The “Seller VWAP Trigger Event” for Polar occurred in October 2023 and the other Backstop Parties in November 2023. The Company received written notice from Polar on November 6, 2023 acknowledging its right to designate any date as the Maturity Date from the date of the notice to, and including, the third anniversary of the Business Combination. As of the date of this filing, two of the Backstop Parties, Polar and Meteora had not designated a Maturity Date. Refer to Note 3, Business Combination and Backstop Agreement, for further detail around the purported Maturity Date for Vellar.

Effective October 4, 2023, the Company and White Lion entered into the first amendment of the Common Stock Purchase Agreement (the “Amendment”). The Amendment is intended to afford the Company greater flexibility and provide the Company an additional alternative to issue a fixed price “Purchase Notice” under the Common Stock Purchase Agreement [at $7.00 per share if the market price for the Common Stock exceeds $9.00 per share]. In addition, on November 2, 2023, White Lion purchased 41,677 shares of the Company’s common stock under the Common Stock Purchase Agreement for which the Company received approximately $64,000.

Also on October 4, 2023, the Company issued an additional 15,173 shares to the Investor of the SPA as interest payment.

On October 11, 2023, the Company entered into an Amended and Restated Contribution Agreement (the “Contribution Agreement”) with Virion Therapeutics, LLC (“Virion”) and Poseidon Bio LLC to provide financial, technical and operational assistance to further growth and development of Virion’s Intelligent and Adaptable CD8+ T cell-based Immunotherapy (“VIACT”) platform. Pursuant to the Contribution Agreement, the Company acquired a 50% membership interest in Virion and purchased one membership unit of Virion for an initial contribution of 750,000 shares of the Company’s common stock, 250,000 of which were to be transferred to Virion by Poseidon Bio LLC, with the remainder due from the Company on November 30, 2023, which still remains outstanding.

In October 2023, the Company’s market capitalization fell below $100,000,000 for 10 consecutive trading days, triggering the “Initial Installment Trigger Date” under the SPA, which per the terms of the SPA, requires the Company to pay installments to the Investor commencing on November 1, 2023, in shares of the Company’s common stock, if there had been no provided there has been no “Equity Conditions Failure” (as defined in the SPA) and in cash otherwise. As of November 1, 2023, when the first installment was due, an Equity Conditions Failure was also triggered due to the daily trading volume of Company shares falling below $1,500,000 during the 20 day period preceding the Initial Installment Trigger Date. The Investor elected to defer the first installment amount to December 1, 2023, and no amounts other than de minimis have been paid.

On November 6, 2023, the Company issued 5,005 shares of common stock to the Investor upon conversion of a portion of the outstanding principal due under the 2023 Convertible Note.

On November 9, 2023, the Company received information related to a view of the Staff of the U.S. Securities and Exchange Commission (the “SEC”) that the Company understands is applicable to SPAC-related companies that have entered into “forward purchase agreements,” “pre-paid forward transactions,” and/or “backstop agreements” (collectively, “Forward Purchase Agreements”). The view relates to the accounting and reporting for certain Forward Purchase Agreements for which the repurchase price has been partially prepaid; in particular, that the prepayment amount may not be reported as an asset.

On November 10, 2023, the Audit Committee of the Company, after considering the recommendations of management, concluded that the Company’s previously issued consolidated financial statements as of and for the quarters ended March 31, 2023 and June 30, 2023 (collectively, the “Previous Financial Statements”), included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, its Registration Statement on Form S-1 (Registration No. 333-271392) effective June 22, 2023, and its Registration Statement on Form S-1 (Registration No. 333-272859) effective July 7, 2023, should no longer be relied upon. Similarly, any other previously filed or furnished reports, related earnings releases, guidance, investor presentations, or similar communications of the Company describing the Previous Financial Statements should no longer be relied upon.

The determination relates to the Company’s interpretation of the aforementioned accounting guidance applicable to the Backstop Agreement. The Company determined that the prepayment amount under the Backstop Agreement, currently recorded as the backstop forward purchase agreement asset in the condensed consolidated balance sheets of the Previous Financial Statements, should be accounted for in the Stockholders’ Deficit section of the condensed consolidated balance sheets, and that the value of the prepaid forward transaction, including the minimum maturity consideration, should be accounted for as liabilities in its condensed consolidated balance sheet for the relevant periods.

As a result of the foregoing, an event of default has occurred under the 2023 Convertible Note, although no action has been taken as a result.

On November 13, 2023, the Company and Elkurt amended the Initial Brown License Agreement, which (i) extended the date after which Elkurt can terminate the license agreements if the Company has not raised at least $10,000,000 in equity financing by May 1, 2024 and (ii) extended the dates of the commercialization plan of the license agreement to an additional three years.

On November 15, 2023, Ocean Biomedical, Inc. (the “Company”) filed a Notification of Late Filing on Form 12b-25 with the Securities Exchange Commission (the “SEC”), indicating that the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Form 10-Q”) would be delayed, after determining that it was unable, without unreasonable effort or expense, to file the Form 10-Q by the due date of November 14, 2023.

The Company received a notice (the “Notice”) on November 22, 2023, from the Nasdaq Listing Qualifications Department (“Nasdaq”) indicating that the Company remains in non-compliance with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic reports with the SEC.

The Notice will have no immediate effect on the listing or trading of the Company’s common stock, although there can be no assurances that further delays in the filing of the Form 10-Q will not have an impact on the listing or trading of the Company’s common stock. Nasdaq indicated that the Company must: (i) no later than January 22, 2024, submit a plan to regain compliance with respect to the filing requirement; and (ii) on or before May 20, 2024, file the delinquent Form 10-Q. The Company intends to file the delinquent Form 10-Q as soon as practicable. The Plan of Compliance was submitted and accepted requiring filing by March 31, 2024.

Heller v. Ocean Biomedical, Inc. et al., Case No. 1:23cv212. On May 23, 2023, Jonathan Heller (“Heller”) filed a civil action against the Company, Poseidon Bio LLC, Chirinjeev Kathuria and Elizabeth Ng (collectively, the “Defendants”) in the District Court of Rhode Island. Heller has asserted claims alleging that he is entitled to earned salary and various other payments following his resignation from the Company. On July 27, 2023, Defendants filed their Answer and Affirmative Defenses. In January 2024, Plaintiffs filed a default judgment, and the Company has hired counsel and is vigorously defending against said default judgment. Furthermore, Defendants intend to vigorously defend against Heller’s claims. Given the early stage of this matter and the uncertainty inherent in litigation and investigations, the Company does not currently believe it is (i) probable to incur losses or (ii) possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.

On September 22, 2022, counsel for John Solak, a shareholder of Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) sent a demand letter to AHAC’s board demanding that certain revisions be made to AHAC’s proxy statement. Following the Closing, Solak demanded a fee in the sum of $850,000 for the alleged corporate benefit his demand provided to AHAC. To this counsel’s knowledge, no further correspondence was received, and no complaint was filed.

On March 22, 2024, the Company received a letter from counsel to Meteora Fund in reference to: (1) that certain February 12, 2023 OTC Equity Prepaid Forward Transaction (the “Confirmation”) entered into as between Ocean Biomedical Inc. (“OCEA”) and Vellar Opportunity Fund SPV LLC – Series 3; together with (2) that certain Assignment and Novation Agreement, dated February 13, 2023, in favor of Meteora. Meteora demanded payment or delivery of the Maturity Consideration, as defined in the letter, on or before March 29, 2024. The Company is currently evaluating the validity of the demand.

As of September 30, 2023, the Company is in default of its obligations with respect to Ayrton LLC as a result of, among other things, its delinquent SEC filings.

On March 4, 2024, the Company converted the Convertible Portion into 169,582 restricted shares of its common stock.

Between March 4, 2024 and March 8, 2024, the holder of its May 2022 Note sent Alternate Conversion Notices to the Company to convert the principal value and accrued and unpaid interest under its Note with the Company into shares of Company common stock pursuant to the Alternate Conversion Price mechanism in the Note. The Company is currently evaluating the situation and working with the noteholder to arrive at an equitable resolution.

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

On February 14, 2023, we consummated a business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated August 31, 2022, as amended on December 5, 2022 by Amendment No. 1 (as amended, the “Business Combination Agreement”), by and among Ocean Biomedical, Inc., formerly known as Aesther Healthcare Acquisition Corp. (the “Company”), AHAC Merger Sub, Inc., a Delaware corporation, Aesther Healthcare Sponsor, LLC (the “Sponsor”), in its capacity as purchaser representative, Ocean Biomedical Holdings, Inc., formerly known as Ocean Biomedical, Inc., a Delaware corporation (“Legacy Ocean”), and Dr. Chirinjeev Kathuria, in his capacity as seller representative. In connection with the closing of the Business Combination (the “Closing”), the Company changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” References to the “Company”, “Ocean Biomedical”, “we”, “us” and “our” refer to the Legacy Ocean prior to the Closing of the Business Combination and Ocean Biomedical, Inc., formerly known as Aesther Healthcare Corp., on a consolidated basis with Legacy Ocean, for periods after the Closing of the Business Combination.

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

Our goal is to optimize value creation for each of our product candidates, and we intend to continuously assess the best pathway for each as it progresses through the preclinical and clinical development process—including through internal advancement, partnerships with established companies and spin-outs or other strategic transactions—in order to benefit patients through the commercialization of these products. Our current active assets are licensed from Brown University and Rhode Island Hospital. Our scientific co-founders and members of our Board of Directors (“Board”), Dr. Jack A. Elias and Dr. Jonathan Kurtis, are both affiliated with Brown University and with Rhode Island Hospital. Our strategy is to accelerate the flow of the academic discoveries and the required clinical development required for these product candidates and advance them commercially. The number of potential opportunities at research universities and medical centers is large, but only a small fraction of these opportunities is currently tapped in the market. The gap remains wide and we believe this presents an attractive opportunity for us to become an industry leader by addressing a need to accelerate the advancement of therapeutics that can address significant unmet medical needs. The core elements that we believe differentiate our business model include:

●	Harnessing inventions and technologies from research universities and medical centers. We are experienced at identifying and sourcing breakthrough discoveries at academic and research institutions, including our current partnerships with Brown University and Rhode Island Hospital.

●	Developing new drug therapies through an operationally efficient, evidence-based and milestone- driven approach. Once we select an asset for development, we pursue what we believe are appropriate development strategies that we aim to execute efficiently by leveraging contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), and other drug development experts and consultants.

●	Building a diverse portfolio of product candidates. We are evidence-based and program agnostic, meaning that our resources are driven strictly by program progress and milestone achievements. Our approach is to develop multiple diverse programs in parallel which mitigates business risk.

●	Providing attractive economic upside to our partners at research universities and medical centers. We have a structure wherein our parent company houses each program in a subsidiary. We believe this structure is optimal to provide attractive economic incentives to the discovering institution and its researchers.

●	Employing a multi-disciplinary approach to drug discovery and development across our programs. Our business model is based on bringing together the appropriate disciplines and expertise needed for each of our programs and leveraging learnings across programs and disease areas.

●	Exploiting multiple commercialization options to maximize each program’s value. Throughout the development of our product candidates, we plan to continually assess that program’s potential paths to market, and we will endeavor to identify and maximize commercial value through various options, including internal advancement, partnerships with established companies, and spin-outs or other strategic transactions.

●	Leadership team comprised of academic, scientific and business innovators. We have assembled an industry-leading, multi-disciplinary team consisting of physicians, scientists and business leaders with significant experience in progressing product candidates from early-stage research through clinical trials, regulatory approval and ultimately to commercialization. Although our company has not yet developed or commercialized any biopharmaceutical products, key members of our management team have experience doing so in previous endeavors.

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

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our net losses were $14.1 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively, and $97.6 million and $16.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $179.2 million and $81.6 million, respectively. Our current liabilities are $30.9 million and $12.7 million as of September 30, 2023 and December 31, 2022, respectively. Our current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

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

Basis of Presentation

The Company’s condensed consolidated financial statements were prepared in accordance with US GAAP. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed consolidated financial statements for a full description of our basis of presentation.

Market Conditions on Our Business

Disruption of global financial markets and a recession or market correction, including as a result of certain ongoing effects of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the effects of Hamas’ attack of Israel and the ensuing war, and other global macroeconomic factors such as inflation, could reduce the Company’s ability to access capital, which could in the future negatively affect our liquidity and could materially affect our business and the value of its common stock.

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

In connection with the Closing (or immediately prior to, where indicated), among other things:

●	We became a SEC-registrant and our common stock and public warrants commenced trading on the Nasdaq Stock Market on February 15, 2023 under the symbols “OCEA” and “OCEAW,” respectively.

●	We issued to the holders of Legacy Ocean’s securities as of immediately prior to the Closing approximately 23,355,432 shares of the Company’s Class A common stock (with a per-share value of $10.00) with an aggregate value equal to $233.6 million, as adjusted as required by the Business Combination Agreement to take into account net working capital, closing net debt and Legacy Ocean’s transaction expenses, in exchange for all of the issued and outstanding capital stock of Legacy Ocean.

●	Holders of 5,570,965 shares of the Company’s Class A common stock elected to redeem their shares immediately prior to Closing of the Business Combination for a full pro rata portion of the trust account holding the proceeds from AHAC’s IPO.

●	2,625,000 shares of AHAC’s Class B common stock held by the Sponsor were converted on a one-for-one basis into 2,625,000 shares of AHAC’s Class A common stock immediately prior to the Closing.

●	AHAC issued an additional 1,365,000 shares of the Company’s Class A common stock prior to the Closing in consideration for the Sponsor obtaining extensions beyond the September 16, 2022 deadline to complete an initial business combination.

●	The Backstop Parties purchased 3,535,466 shares of the Company’s Class A common stock prior to the closing that were not redeemed and are subject to the forward purchase provisions of the Backstop Agreement (the “Recycled Shares”).

●	The Backstop Parties purchased an additional 1,200,000 shares of the Company’s Class A common stock prior to the Closing that were not redeemed (the “Share Consideration Shares”).

●	We issued three warrants to Second Street Capital exercisable to acquire that number of shares of our common stock equal to the economic value of the Legacy Ocean warrants previously issued to Second Street Capital in exchange for the termination of the Legacy Ocean warrants. The new warrants are exercisable for a total of 511,712 shares of our common stock at an exercise price of $8.06 per share and 102,342 shares of our common stock at an exercise price of $7.47 per share.

●	We issued to Polar 1,350,000 newly issued shares of our common stock that are subject to the forward purchase provisions of the Backstop Agreement.

●	On February 15, 2023, one day following the Closing, we paid the Prepayment of $51.6 million to the Backstop Parties utilizing funds from AHAC’s trust account, pursuant to the terms of the Backstop Agreement, as discussed below. The total Prepayment includes $37.3 million from the purchase of the Recycled Shares and $14.3 million from the purchase of the Share Consideration Shares. As the $14.3 million was a netted transaction between us and Polar, only $37.3 million was actually paid out of the funds received from the trust account.

●	Each share of AHAC’s Class A common stock was automatically reclassified into one share of the Company’s common stock, including the remaining shares of AHAC Class A common stock that were not redeemed.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates and prepare for potential commercialization activities. We also incur significantly increased accounting, audit, legal, regulatory, tax, compliance with Nasdaq and SEC requirements, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. If and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations as it relates to the sales and marketing of that product candidate.

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

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$305	$1,858	$(1,553)	$726	$8,248	$(7,522)
General and administrative	2,350	1,315	1,035	10,148	6,935	3,213
Total operating expenses	2,655	3,173	(518)	10,874	15,183	(4,309)
Operating loss	(2,655)	(3,173)	518	(10,874)	(15,183)	4,309
Other income/(expense)	(11,432)	(495)	(10,937)	(86,736)	(1,193)	(85,543)
Net loss	$(14,087)	$(3,668)	$(10,419)	$(97,610)	$(16,376)	$(81,234)

Operating Expenses

Research and development

Research and development expense for the three months ended September 30, 2023 decreased by $1.6 million, as compared to the three months ended September 30, 2022. During the three months ended September 30, 2022, $1.9 million in stock-based compensation expense was recognized for the profit interests granted to our executives and employees by Poseidon, our controlling shareholder, in 2021. Of the total profit interest, 60% of the profits interests granted were immediately vested and the remaining 40% of the profits interests were amortized over 18 months. The profit interests were 100% amortized as of August 31, 2022. There was no stock-based compensation recorded to research and development expense during the three months ended September 30, 2023.

Research and development expense for the nine months ended September 30, 2023 decreased by $7.5 million, as compared to the nine months ended September 30, 2022. The $7.5 million decrease was primarily driven by $8.2 million in stock-based compensation expense that was recognized during the nine months ended September 30, 2022 related to profit interests in Poseidon, as described above. There was no stock-based compensation recorded to research and development expense during the nine months ended September 30, 2023. This was partially offset by an increase of approximately $0.4 million in license fees.

General and administrative

General and administrative expense for the three months ended September 30, 2023 increased by $1.0 million, as compared to the three months ended September 30, 2022. The $1.0 million increase was primarily driven by increases of (i) $0.8 million in professional services, (ii) $0.6 million in salaries and wages, and (iii) $0.5 million in additional insurance fees that are required to operate as a public company. These increases were partially offset by a decrease of $0.9 million in stock-based compensation expense. There was $1.1 million in stock-based compensation expense recognized in the nine months ended September 30, 2022 related to the profit interest in Poseidon, as described above, as compared to $0.2 million of stock-based compensation expense recognized in the nine months ended September 30, 2023 related to options granted to non-executive directors.

General and administrative expenses for the nine months ended September 30, 2023 increased by $3.2 million, as compared to the nine months ended September 30, 2022. The increase of $3.2 million was primarily driven by increases of (i) $4.2 million in professional services, (ii) $1.0 million in salaries and wages, and (iii) $1.1 million in additional insurance fees that are required to operate as a public company. These increases were partially offset by a decrease of $3.1 million in stock-based compensation expense. There was $4.1 million in stock-based compensation expense recognized in the nine months ended September 30, 2022 related to the profit interest in Poseidon, as described above, as compared to $1.0 million of stock-based compensation expense recognized in the nine months ended September 30, 2023 related to options granted to non-executive directors and the Special Forces F9 warrant.

Other Income/(Expense)

Other expense for the three months ended September 30, 2023 increased by $10.9 million, as compared to the three months ended September 30, 2022. The increase of $10.9 million was primarily driven by (i) $11.4 million related to the changes in fair values of the Fixed Maturity Consideration and Backstop Put Option Liability, (ii) $0.3 million increase related to the fair value of stock issuances, including $0.2 million and $0.1 million in connection to short-term and related-party loan extensions and other non-cash stock issuances, respectively, and (iii) $0.2 million in interest expense, primarily driven by the amortization of other debt issuance costs. These increases to other expense were partially offset by (i) $0.6 million in the net changes in the fair values of the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option and (ii) (i) a $0.4 million decrease in the fair value of warrant issuances as there were no warrants issued in the third quarter 2023, as compared to the prior year quarter.

Other expense for the nine months ended September 30, 2023 increased by $85.5 million, as compared to the nine months ended September 30, 2022. The increase of $85.5 million was primarily driven by (i) $45.4 million related to the changes in fair values of the Fixed Maturity Consideration and Backstop Put Option Liability, (ii) a $12.7 million stock issuance loss related to the fair value of the 1,200,000 Share Consideration shares issued to the Backstop Parties in February 2023, (iii) $15.8 million related to the fair value of stock issuances, including $13.6 million for the loss on extinguishment of debt related to the fair value of the 1,365,000 Sponsor Extension Shares, $1.5 million for the loss on extinguishment of debt related to the fair value of stock issuances in connection to short-term and related-party loan extensions, and $0.7 million in other non-cash stock issuances, (iv) transaction costs of $8.7 million, (v) $1.2 million related to the fair value of warrant issuances, (vi) $0.6 million in the net changes in fair value of the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option, and (vii) $1.1 million in interest expense, primarily driven by the amortization of debt issuance costs.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We had no cash inflows from operating activities for the nine months ended September 30, 2023 and as of September 30, 2023, we borrowed approximately $13.5 million which was primarily used to pay for (i) fees and expenses related to the Business Combination, (ii) accounting and legal fees, and (iii) the Sponsor Extension Loans. Further, as of September 30, 2023, we had minimal cash and a working capital deficiency of $29.8 million.

To date, we have funded our operations from the proceeds from the issuance of common stock and debt, proceeds from the Backstop Agreement and through self-funding by our founder and have limited current cash on hand to fund our operations. Based on our current operational plans and assumptions, we expect that the net proceeds from the Backstop Agreement, the Ayrton Convertible Note Financing and future debt and equity financings, including possibly under the Common Stock Purchase Agreement, as well as further deferrals of certain of our accrued expenses and contingency payments due upon the closing of future financings, are required to fund operations into the third quarter of 2024. As of September 30, 2023 we received $1.4 million in proceeds from the Backstop Agreement.

We borrowed $13.5 million in the first half of 2023, including the proceeds from the initial Note under the Ayrton Convertible Note Financing, the proceeds of which were used to pay the related-party loans and certain accrued expenses. We consummated the closing of the sale of the initial Note on May 25, 2023 for approximately $6.1 million, net of expenses and issuance costs, which we used to pay the remainder of our existing related-party loans and a portion of our existing short-term loans, totaling $1.6 million. As of September 30, 2023, the principal of our remaining short-term loans outstanding was $12.1 million.

There is an economic disincentive for the Backstop Parties to sell shares of our common stock that are subject to the restrictions set forth in the Backstop Agreement unless our common stock is trading above $10.34 per share (as it relates to certain of the Backstop Parties) or $8.00 per share (as it relates to one of the Backstop Parties), which means that we need to assume that no cash will be returned to us pursuant to any sales under the Backstop Agreement unless our common stock is trading above $8.00 and one or more of our Backstop Parties are otherwise able to sell their shares. Based upon the level of funding that we receive from the foregoing sources, we will determine the amount of accrued expenses and contingency payments that we will seek to have our vendors further defer and how much we are able to spend on our operations. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect, in which case, we would need to raise more capital and sooner than expected. We cannot guarantee that we will be able to draw down additional loans under the Ayrton Convertible Note Financing or raise additional capital on reasonable terms or at all, that our common stock will trade above $8.00, permitting one of the Backstop Parties to sell shares under the Backstop Agreement, that our common stock will trade above $10.34, permitting the other Backstop Parties to sell shares under the Backstop Agreement, that the Backstop Parties will sell any shares of our common stock held by them or elect to terminate the Backstop Agreement in respect of those shares, or that our vendors will agree to further deferrals of payments due to them. Although the Common Stock Purchase Agreement provides that we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $75.0 million in aggregate gross purchase price of Equity Line Shares, we are not required or permitted to issue any shares of our common stock under the Common Stock Purchase Agreement if such sale would result in White Lion owning more than 9.99% of our outstanding shares of common stock.

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

We will seek additional funding through private equity financings, debt financings, collaborations, strategic alliances, marketing, distribution, or licensing arrangements. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, and we may not be able to enter into collaborations or other arrangements. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate our research and development programs, which could adversely affect our business prospects and our ability to continue operations.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we will incur additional ongoing costs associated with operating as a public company, including significant legal, accounting, compliance, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend on our ability to:

●	advance preclinical development of our early-stage programs;

●	manufacture, or have manufactured on our behalf, our preclinical and clinical drug material and develop processes for late state and commercial manufacturing;

●	Obtain regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure to commercialize our product candidates for which we may obtain marketing approval and intend to commercialize on our own;

●	hire additional clinical, quality control and scientific personnel;

●	expand our operational, financial and management systems and increase personnel, including personnel to support our research and clinical development, manufacturing and commercialization efforts and our operations as a public company; and

●	obtain, maintain, expand and protect our intellectual property portfolio.

We will require additional capital as we seek regulatory approval of our product candidates and if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount of our working capital needs.

Backstop Agreement

As discussed above, prior to Closing, on February 12, 2023, AHAC, Legacy Ocean and Vellar entered into an amended and restated OTC Equity Prepaid Forward Transaction, referred to herein as the Backstop Agreement. Concurrently, on February 13, 2023, AHAC, Vellar and Legacy Ocean entered into separate assignment and novation agreements (as amended as it relates to Polar on October 2, 2023), whereby Vellar assigned its rights and obligations to a portion of the shares of Class A common stock subject to the Backstop Agreement to Meteora and Polar. Further, the Backstop Agreement granted the Backstop Parties the right to purchase Additional Shares from us of up to an amount equal to the difference between the number of Recycled Shares and the maximum number of shares of 8,000,000.

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

Subsequent to Closing, the Prepayment amount was equal to $51.6 million, consisting of $37.3 million for the Recycled Shares and $14.3 million for the Polar Subscription shares. As the $14.3 million was a netted transaction between us and Polar, only $37.3 million was paid out of the funds we received from AHAC’s trust account. This net impact from the payment outflow to Backstop Parties for the Backstop Agreement of $51.6 million and the proceeds inflow from the issuance of common stock pursuant to the Backstop Agreement and Polar Subscription of $14.3 million are reported in our condensed consolidated statement of cash flows.

At any time prior to the Maturity Date, the Backstop Parties may elect an optional early termination to sell some or all of the Recycled Shares in the open market. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment is due back to us. As of September 30, 2023, the Backstop Parties have sold 143,261 shares, for which we received net proceeds of $1.4 million, after paying related fees to the Backstop Parties. Depending on the manner in which the OTC Equity Prepaid Forward Transaction is settled, we may never have access to the full Prepayment.

On May 23, 2023 we received an Equity Prepaid Forward Transaction - Valuation Date Notice (“Notice”) from Vellar stating that, due to our alleged failure to timely register the shares held by Vellar, Vellar has the right to terminate the Backstop Agreement as to their portion of the shares and Vellar is claiming it is entitled to receive Maturity Consideration (as defined in the Backstop Agreement) equal to $6.7 million, which at our discretion may be paid in cash or by offset to the shares currently held by Vellar. Management takes issue with multiple aspects of the Notice including, but not limited to, Vellar’s right to terminate their portion of the Backstop Agreement and their asserted Maturity Consideration calculation. As such, we are consulting with advisors and other parties and are considering the potential resources and remedies we may elect to pursue, and intend to assert our rights should this matter not be resolved. After a review of all applicable documents related to the Backstop Agreement, we believe our position with respect to the terms of the agreement and intent of the parties is supported by the Backstop Agreement and the facts and circumstances under which it was entered into. Further, given the early stage of this matter and the uncertainty inherent in litigation and investigations, the Company does not currently believe it is (i) probable to incur losses or (ii) possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.

Refer to Note 3, Business Combination and Backstop Agreement, in our condensed consolidated financial Statements included elsewhere in this Report for further detail on the Backstop Agreement and Note 4, Fair Value Measurements, for further detail around the valuation of the Fixed Maturity Consideration and Backstop Put Option Liability.

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

In connection with the assumption of AHAC’s loans and pursuant to the terms of the Business Combination Agreement described above, we issued 1,365,000 shares of our common stock to the Sponsor as consideration for providing the loans to us (the “Sponsor Extension Shares”). In addition, pursuant to the terms of an amendment entered into prior to the paydown of the loans, we issued a total of 200,000 shares of our common stock in exchange for extension of the maturity date of one of the loans.

We recognized a loss on extinguishment of debt of $1.2 million in our consolidated statements of operations for the nine months ended September 30, 2023 for the 200,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, we recognized a loss on extinguishment of debt of $13.6 million in our condensed consolidated statements of operations for the nine months ended September 30, 2023 for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, we recorded interest expense of $0 and $0.04 million in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

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

In May 2023, we consummated the closing for the sale of (i) the initial Note in the principal amount of $7.6 million and (ii) a warrant to initially acquire up to 552,141 additional shares of our common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “SPA Warrant”). Each Note will be sold at an original issue discount of 8%. Future issuances of Notes (“Additional Closings”) are subject to satisfaction of certain conditions. At the closing of the first Additional Closing, $8.64 million in principal amount of Notes will be issued and $10.8 million in principal amount of Notes will be issued at the closing of the second Additional Closing. So long as any Notes remain outstanding, we and each of our subsidiaries are prohibited from effecting or entering into an agreement to effect any subsequent placement involving a Variable Rate Transaction, as defined within the SPA, other than pursuant to the White Lion Common Stock Purchase Agreement.

We were required to obtain stockholder approval authorizing the issuance of our common stock under the Notes and Warrant in compliance with the rules and regulations of the Nasdaq (without regard to any limitations on conversion or exercise set forth in the Notes or Warrant, respectively), including, shares of our common stock to be issued in connection with any Additional Closing. We obtained stockholder approval of the transaction in August 2023 at a special meeting of stockholders. As a result, there is no limitation under the SPA that would prohibit us from issuing to the investor shares of common stock in excess of 19.99% of our outstanding shares of common stock as of the date of the SPA.

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

Equity Financing

Common Stock Purchase Agreement

Following the Business Combination, we are subject to the terms and conditions of (i) a common stock purchase agreement, dated September 7, 2022, and as amended on October 4, 2023, (the “Common Stock Purchase Agreement”) and (ii) a registration rights agreement, dated September 7, 2022 (the “White Lion Registration Rights Agreement”), that AHAC entered into with White Lion Capital LLC (“White Lion”). Pursuant to the Common Stock Purchase Agreement, we have the right from time to time at its option to sell to White Lion up to $75.0 million in aggregate gross purchase price of newly issued shares (“Equity Line Shares”) of our common stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. These limitations stipulate, among other things, that we may not sell, and White Lion may not purchase, shares of our common stock that would result in White Lion owning more than 9.99% of our outstanding common stock. The Common Stock Purchase Agreement expires after two years.

In consideration for the commitments of White Lion to purchase Equity Line Shares, the Common Stock Purchase Agreement included issuing initial commitment shares with a value of $0.8 million based upon the closing sale price two days prior to the filing of the initial registration statement.

In April 2023, the Common Stock Purchase Agreement was amended to fix the number of initial commitment shares at 75,000 shares to White Lion, which had a fair value of $0.5 million upon issuance. The $0.5 million in commitment costs were recorded in other income/(expense) in our condensed consolidated statements of operations.

Any future proceeds earned from the sale of shares will be used to support funding of our ongoing operations and working capital.

Other Commitments

License Fees

Our contractual obligations are expected to have an effect on our liquidity and cash flows in future periods. Under our license agreements with our academic research institution partners, fixed license maintenance fees of $0.3 million are due within 15 days of financing of at least $10.0 million and $0.1 million are due within 30 days of financing of at least $10.0 million. In addition, under these license agreements, we are also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accounts payable. The payment obligations under the collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, we have not included these fees in our condensed consolidated balance sheets as of September 30, 2023. None of these were paid as of September 30, 2023.

Refer to Note 12, License and Manufacturing Agreements, in Part I, Item 1. “Financial Statements” for further detail around timing of license fees due.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50.0 million. As of September 30, 2023, we have contingent compensation and bonuses in the amount of $12.4 million to certain members of senior management as well as $2.1 million in contingent vendor payments and $0.1 million of contingent related party expense. These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under the employment agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our condensed consolidated financial statements. None of these were paid as of September 30, 2023.

Development and Manufacturing Services Agreement

We have entered and anticipate we will continue to enter into contracts in the normal course of business with external organizations such as CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing. We expect that these contracts will be generally cancelable by us, and we anticipate that payments due upon cancellation will consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We accrued CMO services in the amount of $0.6 million for the three and nine months ended September 30, 2023 and 2022 under the Development and Manufacturing Services Agreement with Lonza in developing the product OCX-253.

Cash Flows

To date, we have not generated any revenue. Cash flows to date have resulted from financing activities, including payments made on behalf of the Company by related parties and net proceeds from issuance of shares of common stock consisting of friends and family of our employees and short-term borrowings, including the initial Note from the Ayrton Convertible Note Financing. As of September 30, 2023, our unrestricted cash balance of approximately $0.03 million is held in a standard checking account and our restricted cash balance of $1.0 million is held in an escrow account. We do not have any cash equivalents. Cash used in operating activities was primarily used to pay legal and accounting fees. Our outstanding accounts payable and accrued expenses of $16.1 million as of September 30, 2023 will be paid off utilizing future proceeds from current and future financings, including proceeds from the Common Stock Purchase Agreement and future debt and equity financings.

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

Prior to September 2022, the value of the warrants issued was estimated considering, among other things, contemporaneous valuations for Legacy Ocean’s common stock prepared by unrelated third-party valuation firms and prices set forth in our previous filings with the SEC for a proposed IPO of our common stock that was not pursued by us (“Legacy Ocean IPO filings”). We used the mid-range price per share based upon our Legacy Ocean IPO filings. Starting in September 2022, following the execution of the Business Combination Agreement with AHAC, the value of the warrants was based on the closing price of AHAC’s Class A common stock as reported on the Nasdaq Global Select Market on the grant date.

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is expected to be less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time that we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide disclosure under this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2023, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of September 30, 2023 were not effective, and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weakness

In connection with our preparation and the audits of our financial statements as of December 31, 2022, 2021, and 2020, we identified a material weakness as defined under the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. Specifically, our material weakness is that our management does not have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting. Management is working to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting, including hiring of additional accounting personnel, such as Jolie Kahn as our Chief Financial Officer, and engaging consultants to assist management. Additionally, management plans to further develop and implement formal policies, processes and documentation procedures relating to financial reporting.

Management’s Plan to Remediate the Material Weaknesses

We have begun taking measures, and plan to continue to take measures, to remediate the material weakness. These measures include hiring or engaging additional accounting personnel with familiarity with reporting under U.S. GAAP, including hiring of Jolie Kahn as our Chief Financial Officer, engaging consultants to assist management, and implementing and adopting additional controls and formal policies, processes and documentation procedures relating to financial reporting. We plan to undertake recruitment efforts to identify additional accounting personnel, including possible use of third-party service providers. Remediation costs consist primarily of additional personnel expenses. We may identify additional material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to those the risk factors set forth in Part I “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December, 31, 2022, and other reports we filed with the SEC, below are certain risk factors related to the Company and its operations.

Our level of indebtedness and significant debt service obligations could adversely affect our financial condition or our ability to fulfill our obligations, including the note issued in May 2023, and make it more difficult for us to fund our operations.

As of September 30, 2023, we had $12.1 million in principal of indebtedness outstanding, including $7.56 million in principal amount of a convertible promissory note issued in May 2023. We have very limited cash resources from which to repay any obligations that a lender requires to be paid in cash. Our level of indebtedness could have important negative consequences to you and us, including:

●	we may have difficulty satisfying our obligations with respect to our outstanding notes and debt obligations;
●	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;
●	we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt (including our currently outstanding notes and the additional notes offered hereby), which will reduce the amount of money available to finance our operations and other business activities;
●	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;
●	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;
●	certain of our debt obligations are secured by Company assets, and upon a default, of which there are several in existence as a result of the restatements discussed elsewhere in this Form 10-Q and failure to timely file this Form 10-Q, a lender may be able to seek to seize, control or otherwise monetize those assets to satisfy our debt obligations;
●	our leverage could place us at a competitive disadvantage compared to our competitors that have less debt; and
●	our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, may require us to maintain specified financial ratios and will limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows or obtain external financing in the future. And, in certain cases our debt obligations may be satisfied by way of a conversion into our common stock, and therefore, our ability to satisfy certain debt obligations is dependent, in part, on the performance of our common stock. In each case, to some extent this is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize additional funds under the securities purchase agreement entered into in May 2023. If we are unable to generate sufficient cash flows, or the value of our common stock is insufficient to facilitate conversions of debt obligations as may be necessary to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

Despite our existing level of indebtedness, we may incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our existing indebtedness.

We may be able to incur substantial additional indebtedness in the future. Although certain of our debt arrangements contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. To the extent new debt is added to our current debt levels, the risks described above would increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including our outstanding notes, and to fund intended research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business when or if our operations will ultimately generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings or another source of liquidity will be available to us u in an amount sufficient to enable us to pay our obligations, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, or we are unable to identify and execute on another source of outside liquidity, we may be forced to reduce or delay capital expenditures, sell material assets or operations, attempt to obtain additional equity capital or refinance all or a portion of our indebtedness, including the 2023 Convertible Note, on or before maturity. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such asset sales or the proceeds which we could realize from such sales and we cannot assure you that we will be able to refinance any of our indebtedness, including amounts owed under the securities purchase agreement entered into in May 2023, on commercially reasonable terms or at all.

Because there are outstanding notes, obligations and warrants convertible into a significant number of shares of our common stock, holders of our common stock could be subject to significant dilution.

We have funded various of our operations through convertible debt obligations. From time to time we have also issued a number of shares and warrants to acquire services and assets from third parties. To the extent that our debt obligations are satisfied by way of conversions and we issue additional shares of our common stock to satisfy obligations or in consideration for assets or services these issuances would have a dilutive effect on our existing stockholders.

Because of alternate conversion price notices from our principal noteholder, there may be significant dilution.

Between March 4, 2024 and March 8, 2024, our principal noteholder sent Alternate Conversion Notices to the Company to convert the principal value and accrued and unpaid interest under its Note with the Company into shares of Company common stock pursuant to the Alternate Conversion Price mechanism in the Note. The Company is currently evaluating the situation and working with the noteholder to arrive at an equitable resolution. If not resolved, an issuance of shares could result in significant dilution.

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

Issuances of Capital Stock

In connection with the loan modification agreement, dated March 22, 2023, between the Company and NPIC Limited (the “Loan Modification Agreement”), in August, 2023, we issued to NPIC Limited 50,000 shares of our common stock in exchange for a previous extension of the maturity date of the loan made pursuant to the Loan and Transfer Agreement between AHAC, the Sponsor and NPIC Limited dated December 13, 2022. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In August, 2023, we issued to the Investor 11,032 shares of our common stock as an interest payment under the 2023 Convertible Note. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In September, 2023, we issued to the Investor 13,445 shares of our common stock as an interest payment under the 2023 Convertible Note. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

The Company issued 24,477 shares of its common stock to the Investor during the third quarter of 2023 as interest payments.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the quarter ended September 30, 2023.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 31, 2022 by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 8, 2022).
2.2	Amendment to Agreement and Plan of Merger, dated as of December 5, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).
10.1	Seventh Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 25, 2022.
10.2	Side Letter Agreement, dated October 2, 2023, by and between Ocean Biomedical, Inc. and Polar Multi-Strategy Master Fund.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

*	Filed herewith.

**	Furnished herewith.

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

