Form 10-K
period 2023-12-31
Ocean Biomedical, Inc.
filed 2024-11-25
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $6.01 for shares of the registrant’s common stock as reported by The Nasdaq Stock Market, was approximately $1,630,831.53.

There were 34,818,628 common stock shares of the registrant outstanding on November 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OCEAN BIOMEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

SUMMARY OF RISK FACTORS

You should read this summary together with the description of each risk factor contained in Item 1A of this Report, as well as other documents to be filed by us from time to time with the SEC, for a more detailed discussion of certain risks that could materially adversely affect our financial conditions and the market price of our securities. The following list describes some of our principal risk factors after the Closing of the Business Combination:

●	We have incurred significant net losses since inception and we are expected to continue to incur significant net losses for the foreseeable future.

●	We may not be successful in our efforts to use our differentiated business model to build a pipeline of product candidates with commercial value.

●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts and/or other operations.

●	We are a biopharmaceutical company with a limited operating history, and many of our development programs are in early stages of development. This may make it difficult to evaluate our prospects and likelihood of success.

●	Our underlying technology is unproven and may not result in marketable products.

●	Because we rely on third-party manufacturing and supply vendors, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

●	Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

●	The market opportunities for our product candidates may be relatively small since the patients who may potentially be treated with our product candidates are those who are ineligible for or have failed prior treatments, and our estimates of the prevalence of our target patient populations may be inaccurate.

●	We rely on third parties to conduct all or certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

●	The intellectual property that we have in-licensed has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

●	We have entered into and may enter into license, sublicense or other collaboration agreements in the future that may impose certain obligations on us. If we fail to comply with our obligations under such agreements with third parties, we could lose license or sublicense rights that may be important to our future business.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

●	We may encounter difficulties in managing our growth, which could adversely affect our operations.

●	If we lose key management or scientific personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

●	We identified a material weakness in the Company’s internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.

●	Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

●	The price of our common stock and warrants may be volatile, and you could lose all or part of your investment.

●	We are “controlled company” within the meaning of Nasdaq rules and the rules of the SEC. As a result, we qualify for exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

●	Our principal stockholders and management own a significant percentage of our Common and are able to exert significant control over matters subject to stockholder approval.

●	Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, employee stock purchase plan or otherwise will dilute all other stockholders.

●	We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to compliance with its public company responsibilities and corporate governance practices.

●	Our management team has limited experience managing a public company.

●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq. Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock and warrants.

●	We qualify as an “emerging growth company” as well as a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

PART I

ITEM 1. BUSINESS.

Unless otherwise noted or the context otherwise requires, the disclosures in this Item 1 refer to Ocean Biomedical, Inc. and its subsidiaries following the consummation of the Business Combination and all references to “we,” “us,” “our,” “Ocean Biomedical,” or the “Company,” are to Ocean Biomedical, Inc.

Introduction

We were originally incorporated in June 2021 as a Delaware corporation under the name “Aesther Healthcare Acquisition Corp.” We were a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target companies. On September 17, 2021 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO” or the “Public Offering”). On February 14, 2023 (the “Closing Date”), we consummated the previously announced Business Combination (as defined below) pursuant to that certain Agreement and Plan of Merger, dated August 31, 2022, as amended on December 5, 2022 by Amendment No. 1 (as amended, the “Business Combination Agreement”), by and among the registrant, AHAC Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Aesther Healthcare Sponsor, LLC (the “Sponsor”), in its capacity as purchaser representative, Ocean Biomedical Holdings, Inc., formerly known as Ocean Biomedical, Inc., a Delaware corporation (“Legacy Ocean”), and Dr. Chirinjeev Kathuria, in his capacity as seller representative.

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

Substantially concurrently with the filing of our previous Annual Report on Form 10-K, we filed an Amendment No. 2 to our Current Report on Form 8-K, initially filed on February 15, 2023, which included the audited consolidated financial statements of Legacy Ocean for the year ended December 31, 2022 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations and unaudited proforma financial information for the Company and Legacy Ocean as of December 31, 2022 and for the year then ended. Interested parties should refer to our Current Reports on Form 8-K for more information.

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

Description of Business

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

Our Team

Our scientific co-founders and members of our board of directors are Dr. Elias and Dr. Kurtis. Our executive chairman and co-founder is Chirinjeev Kathuria, M.D., an investor and entrepreneur who has co-founded and driven the initial public offerings, or IPOs, of companies in various industries including healthcare. Our chief executive officer, Michelle Berrey, brings a proven track record of building successful portfolios in biopharma companies and raising over $2 billion for such companies. Our team brings expertise in science, medicine, agile drug development, pharma strategy, and innovation management. Collectively, members of the team have evaluated more than 3,500 innovations; been involved in more than 80 drug discovery / development programs, 17 clinical development programs, and 8 approved drugs; have secured more than $120 million in venture capital funding; and have been involved in the launch of 8 biotech or life sciences companies and 3 IPOs. In addition, beyond our day-to-day leadership team, our scientific co-founders and members of our scientific advisory board and board of directors, Dr. Elias and Dr. Kurtis, have authored or co-authored more than 350 papers, secured more than $110 million in grant funding, and are listed as inventors in more than 50 patents.

Our Strategy and Competitive Strengths

Our goal is to facilitate the flow of academic discoveries from bench-to-bedside by efficiently carrying out the translational and clinical development required to advance them commercially. The number of potential opportunities at research universities and medical centers is large but only a small fraction of these opportunities is currently tapped by venture capitalists or pharmaceutical companies. There is a growing yet still small number of accelerator programs and incubators aiming to bridge the bench-to-bedside gap at specific institutions; however, the gap remains wide and we believe this presents an attractive opportunity for us to become an industry leader by addressing a need to accelerate the advancement of therapeutics that can address significant unmet medical needs.

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

Step One: New Program Identification, Assessment and Selection

Our close relationships with research universities and medical centers, along with their individual researchers, technology transfer offices, accelerator programs and entrepreneurship centers, provide us with access to biomedical inventions and technologies that we may directly or indirectly license and commercialize. Our multi-disciplinary Opportunity Assessment Committee, or OAC, is responsible for new program identification, assessment and selection – and for ensuring adherence to our due diligence process. The OAC is comprised of Dr. Jonathan Kurtis (Scientific Co-founder), Michelle Berrey (Interim Chief Executive Officer), and Jolie Kahn (Chief Financial Officer). The OAC applies our disciplined and rigorous due diligence process to identify, assess quantitatively, and select those inventions and technologies based on criteria we believe ensures that each asset selected to enter our pipeline is consistent with our mission and commercialization objectives. Our criteria are listed below, and we score and weigh each criterion through a combination of data analytics, experience and judgment.

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

In addition, our Research Review Committee, or RRC, which is expected to be comprised of Dr. Jack A. Elias (Scientific Co-founder), Dr. Jonathan Kurtis (Scientific Co-founder), and Dr. Inderjote Kathuria (Chief Strategy Officer) will be responsible for the research, translational and preclinical efforts leading to filing an IND and moving a product candidate into human clinical trials.

Our Development Review Committee, or DRC, which is expected to be comprised of Dr. Jonathan Kurtis (Scientific Co-founder), and Inderjote Kathuria (Chief Strategy Officer) will be responsible for managing all clinical development efforts, including progress monitoring, allocation of resources, and continuous re-evaluation of a product candidate’s merits.

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

Dr. Elias has demonstrated in widely accepted mouse models of cancer that PD-1 and its ligands, PD-L1 and PD-L2, are induced in melanoma metastases by Chi3l1, and that Chi3l1 can stimulate these checkpoint inhibitors, thereby encouraging tumor growth. Further work by Dr. Elias has demonstrated that bispecific antibodies that bind to both Chi3l1 and PD-1 (or CTLA-4) dramatically improve the responses seen in cocultures of T cells and tumor cells with more tumor cells undergoing cell death when treated with the bispecific antibody than cells treated with mono-specific antibodies against the same targets, either individually or in combination (Fig. 2). These studies also demonstrated that these effects were mediated by an enhanced induction of CD8+ cytotoxic T cells that kill the tumor cells and an enhanced ability of these cytotoxic cells to bind to tumor cell membranes in cultures treated with the bispecific antibody compared to cultures treated with mono-specific antibodies against the same targets, administered either individually or in combination. These observations suggest that the proximity of the Chi3l1 and PD-1 (or CTLA-4) targets in the tumor microenvironment play a role in their vulnerability to this precision immunotherapy 9 (Fig. 3). Thus, we hypothesize that even patients whose tumors have been resistant to anti-PD-1 or anti-CTLA-4 antibody therapy may benefit from our bi-specific antibody product candidates that are designed to bind both Chi3l1 and immune checkpoint targets simultaneously. These bi-specific antibodies against Chi3l1 and PD-1 or CTLA-4 are the basis for our OCX-410 and OCX-909 programs, respectively.

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

Oncology Product Candidates Clinical Development Plan

All three therapeutic antibody product candidates, OCX-253, OCX-410, and OCX-909, have been optimized against their respective targets, and we are beginning efforts to develop, through the establishment of manufacturing and supply relationships with third parties, a production system capable of supporting clinical use. A critical step in production is the creation of a master cell bank, or MCB, a depository where genetically identical antibody-producing cells are stored, by a CMO. The MCB is critical for production of consistent therapeutics through clinical development and, potentially, commercial production. We have collaborated on the first steps of MCB production for OCX-253 with Lonza Group AG, a global contract manufacturing organization and have completed development of 8 research cell lines that produce OCX-253 in February 2021. Initial assessments indicate that any of these cell lines could possibly be used to generate clinical and commercial grade OCX-253. Additional evaluations are under way to determine which of the 8 cell lines is preferred for the generation of the cGMP MCB and the generation of clinical drug material. The OCX-410 and OCX-909 programs are expected to begin MCB generation in 2H 2023/1H 2024. We anticipate filing IND applications with the FDA for product candidates within 18 months of raising sufficient capital to fund such IND projects.

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

Fibrosis Programs Clinical Development Plan

We have identified opportunities in the structure of OCF-203 that we believe may be able to improve the expected risk/benefit ratio for patients. We intended to embark on a limited structure-activity-relationship, or SAR, study and planned to begin IND enabling studies in 2023. We plan to submit our IND application to the FDA within 18 months of raising sufficient capital to fund such IND projects.

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

In addition to this prophylactic indication, we believe that our anti-PfGARP antibody could have therapeutic use in individuals with severe malaria, who are typically unable to take oral medicines. While data on the incidence of severe malaria is difficult to obtain, more than 500,000 people die each year due to malaria, each of which, by definition, represented a severe malaria case. Thus we believe this represents a reasonable estimate of the addressable worldwide market for our anti-PfGARP antibody and small molecule for severe malaria.

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

The ODA-611 and ODA-579 Plasmodium falciparum therapeutic product candidates are also in the optimization stage, with ODA-611 anticipated to begin IND-enabling studies (including antibody humanization) within 18 months of raising sufficient capital to fund such IND projects.

The chemical structure of ODA-579 allows for the possibility of further refinement, so we plan for limited SAR work to be conducted prior to the initiation of IND-enabling studies. However, we believe that the relatively short manufacturing development period for small molecules, such as ODA-579, should allow for the filing of IND applications for both ODA-579 and ODA-611 within 18 months of raising sufficient capital to fund such IND projects.

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

As of November 24, 2024, we exclusively license 16 allowed or issued patents and 36 pending patent applications. The issued patents and pending patent applications have nominal expiration dates ranging from 2032 to 2041, without accounting for any available patent term adjustments or extensions. We have further exclusively sublicensed our rights and obligations under our licenses with Elkurt, Inc. to three subsidiaries that house the applicable program: Ocean Chitorx, Inc. (for oncology), Ocean Sihoma, Inc. (for malaria) and Ocean Chitofibrorx, Inc. (for fibrosis).

These issued patents and patent applications include:

●	With respect to OCX-253, OCX-410, and OCX-909, our Ocean Chitorx, Inc. subsidiary obtained an exclusive sublicense from Elkurt, Inc., or Elkurt, under Elkurt’s exclusive license from Brown University. Specifically, the Elkurt license includes four issued U.S. methods and compositions utility patents and twenty pending utility patent applications including applications in the United States, Canada, Europe, and Hong Kong. The issued patents have expected expiration dates in 2038, without accounting for any available patent term adjustments or extensions. Elkurt is a company formed by our scientific co-founders and members of our board of directors, Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., Ph.D., Chair of the Department of Pathology and Laboratory Medicine at Brown.

●	With respect to OCF-203, our Ocean Chitofibrorx, Inc. subsidiary obtained an exclusive sublicense from Elkurt under Elkurt’s exclusive license from Brown University. Specifically, this Elkurt license includes one issued U.S. methods and compositions utility patent and three pending utility patent application including applications in the United States, Canada, and Europe.

●	With respect to ODA-570, our Ocean Sihoma, Inc. subsidiary obtained an exclusive sublicense from Elkurt under Elkurt’s exclusive license from Rhode Island Hospital. Specifically, this Elkurt license includes eight issued patents including four U.S. patents, one European patent validated in seven countries, one South African patent, one African Regional Intellectual Property Organization, or ARIPO, patent; one Indian patent; and six pending utility patent applications including applications in the United States, Brazil, Europe, India, AIRPO, and Thailand. The issued patents have expected expiration dates in 2032, without accounting for any available patent term adjustments or extensions.

●	With respect to ODA-611 and ODA-579, our Ocean Sihoma, Inc. subsidiary also obtained an exclusive sublicense from Elkurt under Elkurt’s exclusive license from Rhode Island Hospital. Specifically, this Elkurt license includes eight pending utility patent applications in the United States, Canada, Brazil, Europe, South Africa, India, Thailand, and ARIPO.

Licensing Agreements

Exclusive License Agreement with Elkurt for (FRG) Antibody

On July 31, 2020, we entered into an exclusive license agreement, or the FRG License Agreement, with Elkurt, Inc., or Elkurt, for OCX-253. We further sub-licensed this program to our Ocean Chitorx, Inc. subsidiary on February 25, 2021. We amended the FRG License Agreement on March 21, 2021, August 31, 2021, March 25, 2022, July 1, 2022, July 2, 2022, August 25, 2022, November 1, 2023 and June 13, 2024. Pursuant to the FRG License Agreement, we obtained from Elkurt an exclusive, royalty-bearing license under certain patent rights, or the FRG Patents, and a nonexclusive, royalty-bearing license under certain data, expression and purification methods, information and other know-how, or the FRG Know-How, relating to anti-Chi311 antibodies, or FRG Antibodies. Under such licenses that we obtained from Elkurt, or the FRG Licenses, we have the right to make, have made, market, offer for sale, use and sell in all fields of use on a worldwide basis any products or services that are either covered by the FRG Patents or incorporates or otherwise utilizes any FRG Know-How, or any materials that are sold in conjunction with any such products or services, in each such case an FRG Product. On January 29, 2020, Elkurt obtained from Brown University, or Brown, the licenses, with the rights to sublicense, under the FRG Patents and the FRG Know-How, to grant us the FRG Licenses as described above, or the Upstream Brown FRG License. Brown and Elkurt, on behalf of Brown, retained the rights to practice the intellectual property rights sublicensed to us for academic research, educational and scholarly purposes, and to publish resulting scientific findings. Elkurt is a company formed by our scientific co-founders and members of our board of directors, Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., Ph.D., Chair of the Department of Pathology and Laboratory Medicine at Brown.

The FRG License Agreement requires us to achieve future development milestones by certain dates. Recognizing the unpredictability of clinical development, the agreement allows us to request amendments and/or extensions to these milestones by providing Elkurt with a reasonable explanation for such requests along with plans for achieving the extended and/or amended milestones. Although Elkurt is obliged to reasonably extend or amend those milestones, it may terminate the agreement for failure to achieve development milestones after giving us reasonable opportunity to cure. The FRG License Agreement sets forth the following future development milestones: the filing of an IND within one year after commencing IND-enabling studies; completion of a Phase 1 clinical trial within one year following the filing of an IND; completion of a Phase 2 clinical trial within approximately four years following completion of a Phase 1 clinical trial; and completion of a Phase 3 clinical trial within three and a half years following completion of a Phase 2 clinical trial. Elkurt may also terminate the agreement if we do not complete a $10 million equity or debt financing by 2025.

In consideration for the rights conveyed by Elkurt under the FRG License Agreement and amendments, we are obligated to pay to Elkurt a non-refundable, annual license maintenance fee. Beginning January 1, 2022, we are obligated to pay Elkurt an annual license maintenance fee of (a) $3,000 until January 1, 2027, and (b) thereafter, an annual license maintenance fee of $4,000. We are also obligated to pay to Elkurt low, single-digit royalties, on net sales of any FRG Products that are commercialized by us or our sublicensees. If we grant any sublicenses under the FRG Licenses, we are obligated to pay to Elkurt an initial sublicense fee that is either 10% and 25% depending, respectively, on whether we execute the sublicense after or before the first commercial sale of an FRG Product. We are also required to pay certain milestone payments on an FRG Product-by-FRG Product basis upon the achievement of specified clinical and regulatory milestones, totaling up to $0.7 million for each FRG Product. To the extent net sales or non-royalty sublicense income are generated from any FRG Products that are commercialized by us or our sublicensees that incorporates or otherwise utilizes the FRG Know-How but is not covered by any FRG Patents, we may reduce the applicable royalty rates and non-royalty income rates by half. These payment amounts are identical to the amounts owed by Elkurt to Brown under the Upstream Brown FRG License Agreement, except that Elkurt is not obligated to pay any annual maintenance fee amounts to Brown.

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

Exclusive License Agreement with Elkurt for Bi-Specific Antibody Anti-CTLA4

On July 31, 2020, we entered into an exclusive license agreement, or the Anti-CTLA4 License Agreement, with Elkurt, for OCX-909. We further sub-licensed this program to our Ocean Chitorx, Inc. subsidiary on February 25, 2021. We amended the Anti-CTLA4 License Agreement on March 21, 2021, August 31, 2021, March 25, 2022, July 1, 2022, July 2, 2022, August 25, 2022, November 1, 2023 and June 13, 2024. Pursuant to the Anti-CTLA4 License Agreement, we obtained an exclusive, royalty-bearing license under certain patents rights, or the Anti-CTLA4 Patents, and a nonexclusive, royalty-bearing sublicense under certain data, expression and purification methods, information and other know-how, or the Anti-CTLA4 Know-How, relating to anti-CTLA4 bi-specific antibodies, or Anti-CTLA4 Antibodies. Under such licenses that we obtained from Elkurt, or the Anti-CTLA4 Licenses, we have the right to make, have made, market, offer for sale, use and sell in the field of cancer on a worldwide basis any products or services that are either covered by the Anti-CTLA4 Patents or incorporates or otherwise utilizes any Anti-CTLA4 Know-How, or any materials that are sold in conjunction with any such products, in each such case an Anti-CTLA4 Product. On January 29, 2020, Elkurt obtained from Brown, the licenses, with the rights to sublicense, under the Anti-CTLA4 Patents and the Anti-CTLA4 Know-How, to grant us the Anti-CTLA4 Licenses as described above, or the Upstream Brown Anti-CTLA4 License. Brown and Elkurt, on behalf of Brown, retained the rights to practice the intellectual property rights sublicensed to us for academic research, educational and scholarly purposes, and to publish resulting scientific findings.

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

In consideration for the rights conveyed by Elkurt under the Anti-CTLA4 License Agreement, we are obligated to pay to Elkurt a non-refundable, annual license maintenance fee. Beginning January 1, 2022, we are obligated to pay Elkurt an annual license maintenance fee (a) of $3,000 until January 1, 2027, and (b) thereafter, an annual license maintenance fee of $4,000. We are also obligated to pay to Elkurt low, single-digit royalties, on net sales of any Anti-CTLA4 Products that are commercialized by us or our sublicensees. If we grant any sublicenses under the Anti-CTLA4 License Agreement, we are obligated to pay to Elkurt an initial sublicense fee that is either 10% or 25% depending, respectively, on whether we execute the sublicense after or before the first commercial sale of an Anti-CTLA4 Product. We are also required to pay certain milestone payments on an Anti-CTLA4 Product-by-Anti-CTLA4 Product basis upon the achievement of specified clinical and regulatory milestones, totaling up to $0.7 million for each Anti-CTLA4 Product. To the extent net sales or non-royalty sublicense income are generated from any Anti-CTLA4 Products that are commercialized by us or our sublicensees that incorporate or otherwise utilizes the Anti-CTLA4 Know-How but not covered by any Anti-CTLA4 Patents, we may reduce the applicable royalty rates and non-royalty income rates by half. These payment amounts are identical to the amounts owed by Elkurt to Brown under the Upstream Brown Anti-CTLA4 License Agreement, except that Elkurt is not obligated to pay Brown any annual maintenance fees.

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

Exclusive License Agreement with Elkurt for Bispecific (FRG)xAnti-PD-1 (FRGxPD-1)

On July 31, 2020, we entered into an exclusive license agreement, or the FRGxPD-1 License Agreement, with Elkurt, for OCX-410. We further sub-licensed this program to our Ocean Chitorx, Inc. subsidiary on February 25, 2021. We amended the FRGxPD-1 License Agreement on March 21, 2021, August 31, 2021, March 25, 2022, July 1, 2022, July 2, 2022, August 25, 2022, November 1, 2023 and June 13, 2024. Pursuant to the FRGxPD-1 License Agreement, we obtained from Elkurt an exclusive, royalty-bearing license under certain patent rights, or the FRGxPD-1 Patents, and a nonexclusive, royalty-bearing license under certain data, expression and purification methods, information and other know-how, or the FRGxPD-1 Know-How, relating to (FRG)xAnti-PD-1 bispecific antibodies, or FRGxPD-1 Antibodies. Under such licenses that we obtained from Elkurt, or the FRGxPD-1 Licenses, we have the rights to make, have made, market, offer for sale, use and sell in all fields of use worldwide any products or services that are either covered by the FRGxPD-1 Patents or incorporates or otherwise utilizes any FRGxPD-1 Know-How, or any materials that are sold in conjunction with any such products, in each such case an FRGxPD-1 Product. On January 29, 2020, Elkurt obtained from Brown, the licenses, with the rights to sublicense, under the FRGxPD-1 Patents and the FRGxPD-1 Know-How, to grant us the FRGxPD-1Licenses as described above, or the Upstream Brown FRGxPD-1 License. Brown and Elkurt, on behalf of Brown, retained the rights to practice the intellectual property rights sublicensed to us for academic research, educational and scholarly purposes, and to publish resulting scientific findings.

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

In consideration for the rights conveyed by Elkurt under the FRGxPD-1 License Agreement, we must pay to Elkurt a non-refundable, annual license maintenance fee. Beginning January 1, 2022, we are obligated to pay Elkurt an annual license maintenance fee (a) of $3,000 on each until January 1, 2027, and (b) thereafter, an annual license maintenance fee of $4,000. We are also obligated to pay to Elkurt low, single-digit royalties, on net sales of any FRGxPD-1 Products that are commercialized by us or our sublicensees. If we grant any sublicenses under the FRGxPD-1 Licenses, we are obligated to pay to Elkurt an initial sublicense fee that is either 10% or 25% depending, respectively, on whether we execute the sublicense after or before the first commercial sale of an FRG Product. We are also required to pay certain milestone payments on an FRGxPD-1 Product-by-FRGxPD-1 Product basis upon the achievement of specified clinical and regulatory milestones, totaling up to $0.7 million for each FRGxPD-1 Product. To the extent net sales or non-royalty sublicense income are generated from any FRGxPD-1 Products that are commercialized by us or our sublicensees that incorporate or otherwise utilizes the FRGxPD-1 Know-How but not covered by any FRGxPD-1 Patents, we may reduce the applicable royalty rates and non-royalty income rates by half. These payment amounts are identical to the amounts owed by Elkurt to Brown under the Upstream Brown FRGxPD-1 License Agreement, except that Elkurt is not obligated to pay Brown any annual maintenance fees.

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

Exclusive License Agreement with Elkurt for (Chit1) Small Molecule Antifibrotic

On July 31, 2020, we entered into an exclusive license agreement, or the Chit1 License Agreement, with Elkurt, for OCF-203. We further sub-licensed this program to our Ocean Chitofibrorx, Inc. subsidiary on February 25, 2021. We amended the Chit1 License Agreement on March 21, 2021, August 31, 2021, March 25, 2022, July 1, 2022, July 2, 2022, August 25, 2022, November 1, 2023 and June 13, 2024. Pursuant to the Chit1 License Agreement, we obtained from Elkurt an exclusive, royalty-bearing license under certain patent rights, or the Chit1 Patents, and a nonexclusive, royalty-bearing license under certain protocols, data, expression and purification methods, information and other know-how, or the Chit1 Know-How, relating to Chit1 small molecules, or Chit1 Molecules. Under such licenses that we obtained from Elkurt, or the Chit1 Licenses, we have the worldwide rights to make, have made, market, offer for sale, use and sell in the field of pulmonary fibrosis and other fibrotic conditions any products or services that are either covered by the Chit1 Patents or incorporates or otherwise utilizes any Chit1 Know-How, or any materials that are sold in conjunction with any such products or services, in each such case an Chit1 Product. On January 29, 2020, Elkurt obtained from Brown the necessary licenses, with the rights to sublicense, under the Chit1 Patents and the Chit1 Know-How, or the Upstream Brown Chit1 License, to grant us the Chit1 Licenses as described above. Brown and Elkurt, on behalf of Brown, retained the rights to practice the intellectual property rights sublicensed to us for academic research, educational and scholarly purposes, and to publish resulting scientific findings.

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

In consideration for the rights conveyed by Elkurt under the Chit1 License Agreement, we must pay to Elkurt a non-refundable, annual license maintenance fee. Beginning January 1, 2022, we are obligated to pay Elkurt an annual license maintenance fee (a) of $3,000 until January 1, 2027, and (b) thereafter, an annual license maintenance fee of $4,000. We are also obligated to pay to Elkurt low, single-digit royalties, on net sales of any Chit1 Products that are commercialized by us or our sublicensees. If we grant any sublicenses under the Chit1 Licenses, we are obligated to pay to Elkurt an initial sublicense fee that is either 10% to 25% depending, respectively, on whether we execute the sublicense after or before the first commercial sale of a Chit1 Product. We are also required to pay certain milestone payments on a Chit1 Product-by-Chit1 Product basis upon the achievement of specified clinical and regulatory milestones, totaling up to $0.7 million for each Chit1 Product. To the extent net sales or non-royalty sublicense income are generated from any Chit1 Products that are commercialized by us or our sublicensees that incorporate or otherwise utilizes the Chit1 Know-How but not covered by any Chit1 Patents, we may reduce the applicable royalty rates and non-royalty income rates by half. These payment amounts are identical to the amounts owed by Elkurt to Brown under the Upstream Brown Chit1 License Agreement, except that Elkurt is not obligated to pay Brown any annual maintenance fees.

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

Exclusive License Agreement with Elkurt for Malaria Small Molecules

On January 25, 2021, we entered into an exclusive license agreement, or the PfGARP/PfSEA License Agreement, with Elkurt, for ODA-570, ODA-611 and ODA-579. We further sub-licensed this program to our Ocean Sihoma, Inc. subsidiary on February 25, 2021. We amended the PfGARP/PfSEA License Agreement on April 1, 2021, September 10, 2021, March 25, 2022, July 1, 2022, August 26, 2022 and July 18, 2024. Pursuant to the PfGARP/PfSEA License Agreement, we obtained from Elkurt an exclusive, royalty-bearing license under certain patent rights, or the PfGARP/PfSEA Patents, and a nonexclusive, royalty-bearing license under certain protocols, data, expression and purification methods, information and other know-how, or the PfGARP/PfSEA Know-How, relating to PfGARP-1 vaccines and antibodies to Pfgarp. Under such licenses that we obtained from Elkurt, or the PfGARP/PfSEA Licenses, we have the worldwide rights to make, have made, market, offer for sale, use and sell in the field of malaria any products or services that are either covered by the PfGARP/PfSEA Patents or incorporates or otherwise utilizes any PfGARP/PfSEA Know-How, or any materials that are sold in conjunction with any such products or services, in each such case a PfGARP/PfSEA Product. On February 1, 2020, Elkurt obtained from Rhode Island Hospital, or RIH, the necessary licenses, with the rights to sublicense, under the PfGARP/PfSEA Patents and the PfGARP/PfSEA Know-How, or the Upstream RIH License, to grant us the PfGARP/PfSEA Licenses as described above. RIH and Elkurt, on behalf of RIH, retained the rights to practice the intellectual property rights sublicensed to us for academic research, educational and scholarly purposes, and to publish resulting scientific findings.

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

In consideration for the rights conveyed by Elkurt under the PfGARP/PfSEA License Agreement, we must pay to Elkurt a non-refundable, annual license maintenance fee. Beginning January 1, 2022 we are obligated to pay Elkurt an annual license maintenance fee (a) of $3,000 until January 1, 2027, and (b) thereafter, an annual license maintenance fee of $4,000. We are also obligated to pay to Elkurt low, single-digit royalties, on net sales of any PfGARP/PfSEA Products that are commercialized by us or our sublicensees. If we grant any sublicenses under the PfGARP/PfSEA Licenses, we are obligated to pay to Elkurt an initial sublicense fee that is either 10% or 25% depending, respectively, on whether we execute the sublicense after or before the first commercial sale of a PfGARP/PfSEA Product. We are also required to pay certain milestone payments on a PfGARP/PfSEA Product-by- PfGARP/PfSEA Product basis upon the achievement of specified clinical and regulatory milestones, totaling up to $0.7 million for each PfGARP/PfSEA Product. To the extent net sales or non-royalty sublicense income are generated from any PfGARP/PfSEA Products that are commercialized by us or our sublicensees that incorporate or otherwise utilizes the PfGARP/PfSEA Know-How but not covered by any PfGARP/PfSEA Patents, we may reduce the applicable royalty rates and non-royalty income rates by half. These payment amounts are identical to the amounts owed by Elkurt to RIH under the Upstream RIH PfGARP/PfSEA License Agreement, except that Elkurt is not obligated to pay RIH any annual maintenance fees.

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

In consideration for the rights conveyed by Elkurt under the Brown Anti-PfGARP Small Molecules License Agreement, we must pay to Elkurt a non-refundable, annual license fee. Beginning September 13, 2023 we are obligated to pay Elkurt an annual license maintenance fee equal to (a) $3,000 until September 13, 2027, and (b) thereafter, an annual license maintenance fee of $4,000. We are also obligated to pay to Elkurt low, single-digit royalties, on net sales of any Brown Anti-PfGARP Small Molecules Products that are commercialized by us or our sublicensees. If we grant any sublicenses under the Brown Anti-PfGARP Small Molecules Licenses, we are obligated to pay to Elkurt an initial sublicense fee that is either 10% or 25% depending, respectively, on whether we execute the sublicense after or before the first commercial sale of a Brown Anti-PfGARP Small Molecules Product. We are also required to pay certain milestone payments on a Brown Anti-PfGARP Small Molecules Product-by-Brown Anti-PfGARP Small Molecules Product basis upon the achievement of specified clinical and regulatory milestones, totaling up to $0.7 million for each Brown Anti-PfGARP Small Molecules Product. To the extent net sales or non-royalty sublicense income are generated from any Brown Anti-PfGARP Small Molecules Products that are commercialized by us or our sublicensees that incorporate or otherwise utilizes the Brown Anti-PfGARP Small Molecules Know-How but not covered by any Brown Anti-PfGARP Small Molecules Patents, we may reduce the applicable royalty rates and non-royalty income rates by half. These payment amounts are identical to the amounts owed by Elkurt to Brown University under the Upstream Brown Anti-PfGARP Small Molecules License, except that Elkurt is not obligated to pay Brown University any annual maintenance fees. We also are required to pay Elkurt $0.1 million in the event that we or one of sublicensees sublicenses this technology to a major pharmaceutical company or if the license agreement or any sublicense agreement for this technology is acquired by a major pharmaceutical company. A major pharmaceutical company is one that is publicly traded, with market capitalization of at least $5 billion and has been engaged in drug discovery, development, production and marketing for no less than 5 years.

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

Employees and Human Capital

As of October 31, 2024, we had seven full-time employees, including three with Ph.D. or M.D. degrees and two who are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.

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

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Annual Report on Form 10-K, we were not a party to any material legal matters or claims except as set forth in our audited financial statements for the year ended December 31, 2023, as included in this Annual Report.

In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows except as set forth in our audited financial statements for the year ended December 31, 2023, as included in this Annual Report.

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

We have incurred significant net losses since our inception and have financed our operations principally through personal payments made by our executive chairman and founder and through financings with an institutional investor. We anticipate that we will continue to incur significant research and development and other expenses related to our ongoing operations, and do not expect to generate income, profits, or positive cash flow for the foreseeable future. For the years ended December 31, 2022 and 2023, Ocean reported a net loss of $17.4 million and $114.7 million, respectively. As of December 31, 2022 and 2023, Ocean had an accumulated deficit of $81.6 million and $196.1 million, respectively. We are still in the early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Ocean’s independent registered public accounting firm included an explanatory paragraph in its audit report on Ocean’s consolidated financial statements as of December 31, 2023, stating that Ocean’s working capital deficit and anticipated losses from operations and Ocean’s need to obtain additional capital raised substantial doubt about Ocean’s ability to continue as a going concern.

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

Certain of our officers, including our Executive Chairman and Director, Chirinjeev Kathuria, are also directors and/or officers of one or more of our subsidiaries and, as a result, have fiduciary or other duties both to us and our subsidiaries. The conflicts of interest that arise from such duties could interfere with the management of our subsidiaries and their programs and product candidates, or result in disagreements with our subsidiaries’ partners. For example, an individual who is both our director and a director of one of our subsidiaries, owes fiduciary duties to the subsidiary and to us as a whole, and such individual may encounter circumstances in which his or her decision or action may benefit the subsidiary while having a detrimental impact on us, or vice versa, or on another subsidiary, including one for which he or she also serves as a director. Further, our officers and directors who are also officers and directors of our subsidiaries will need to allocate his or her time to responsibilities owed to us and each of the subsidiaries for which he or she serves as an officer or director, and will make decisions on behalf of one entity that may negatively impact others. In addition, while most of our subsidiaries have waived any interest in or expectation of corporate opportunities that are presented to, or acquired, created or developed by, or which otherwise come into possession of any director or officer who is also our director or officer, disputes could arise between us and our subsidiary’s partners regarding a conflict of interest. These partners also may disagree with the amount and quality of resources that our officers and employees devote to the subsidiary in which they are invested. Any such disputes or disagreements could distract our management, interfere with our relations with our partners, and take significant time to resolve, which could disrupt the development of our product candidates, delay our potential commercialization efforts, result in increased costs or make it less likely that other third parties will choose to partner with us in the future.

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

The Common Stock Purchase Agreement, by and between us and White Lion Capital, LLC (“White Lion”), dated as of September 7, 2022 (the “Common Stock Purchase Agreement”), grants us the right, but not the obligation, to require White Lion to purchase, from time to time, up to $75.0 million of newly issued shares of our common stock. To the extent that we exercise our right to sell such shares under the Common Stock Purchase Agreement, we will need to issue new shares to White Lion. Although we cannot predict the number of shares of common stock that would actually be issued in connection with any such sale, such issuances could result in substantial dilution and decreases to our stock price.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we obtain marketing approval for any of our current product candidates or any future product candidates, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects

Risks Related to Commercialization

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

Additionally, the sublicense agreements may be terminated in their entirety immediately upon notice for failure by us to meet certain milestone events by certain dates. Each of the below listed sublicense agreements may be terminated if we do not complete a $10 million equity or debt financing by 2025. In addition, the license agreements set forth the following milestone events and deadlines. Failure by us to meet such milestone events by the listed deadlines trigger a termination right by the licensing party upon notice:

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

Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, including our scientific and medical personnel, including Dr. Elias and Dr. Kurtis. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

We identified a material weakness in the Company’s internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.

In connection with Legacy Ocean’s preparation and the audits of its historical financial statements, and the Company’s preparation and the audit of its financial statements as of December 31, 2023, the Company identified a material weakness as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis.

Specifically, the Company’s material weakness was that its management does not have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting.

The Company is working to remediate the material weakness and is taking steps to strengthen its internal control over financial reporting such as the Company’s hiring of Jolie Kahn as its Chief Financial Officer in the first quarter of 2024. Additionally, the Company plans to further develop and implement formal policies, processes and documentation procedures relating to financial reporting, including the oversight of third-party service providers. The actions that the Company is taking are subject to ongoing executive management review. If the Company is unable to successfully remediate the material weakness, or if in the future, we identify further material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from Nasdaq or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by Nasdaq, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

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

The CCPA, which went into effect on January 1, 2020, provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA (a) allows enforcement by the California Attorney General, with fines set at $2,500 per violation (i.e., per person) or $7,500 per intentional violation and (b) authorizes private lawsuits to recover statutory damages for certain data breaches. Additionally, on November 3, 2020, California voters approved the California Privacy Rights Act or CPRA ballot initiative. The CPRA, which will come into effect on January 1, 2023, will significantly modify the CCPA and expand the privacy rights of California residents. We cannot yet predict the impact of the CPRA on our business or operations, but it may require us to incur additional costs and expenses. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The new California law may lead to similar laws in other U.S. states or at a national level, which could increase our potential liability and adversely affect our business.

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

We are a “controlled company” within the meaning of Nasdaq rules and the rules of the SEC. As a result, we qualify for exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

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

Our executive officers, directors and their affiliates and our principal stockholders beneficially hold, in the aggregate, approximately 75% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The Amended Certificate and the Company’s bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, the Amended Certificate, the Company’s bylaws and the indemnification agreements that we entered into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at its request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	we are be obligated by our organizational documents to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification; and

●	the rights conferred in the Amended Certificate and the Company’s bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our common stock and warrants are listed on Nasdaq, they will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the state of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if our securities were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If, after listing, we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist its securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by it to restore compliance with listing requirements would allow its securities to become listed again, stabilize the market price or improve the liquidity of its securities, prevent its securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on any of the markets offered by OTC Markets Group Inc., the liquidity and price of these securities may be more limited than if they were quoted or listed on Nasdaq or another national securities exchange. Our securityholders may be unable to sell their securities unless a market can be established or sustained.

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

Following the Business Combination, we had a total of 33,774,467 shares of common stock outstanding (excluding any outstanding warrants). Shares held by our public stockholders are freely tradable without registration under the Securities Act, and without restriction, following the Closing, by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates.

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

We qualify as an “emerging growth company” within the meaning of the Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.1 million or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 million in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock, as defined by the JOBS Act. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for its securities and the trading prices of its securities may be more volatile.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows, except as set forth in the financial statements included in this Annual Report.

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

Holders

As of November 22, 2024, there were approximately 60 holders of record of our common stock. These numbers of holders of record do not include a substantially greater number of “street name” holders or beneficial holders whose common stock and public warrants are held of record by banks, brokers and other financial institutions.

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

Issuance of Warrants

On February 22, 2022, Legacy Ocean entered into a Loan Agreement with Second Street Capital, LLC (the “Second Street Loan”), where Legacy Ocean borrowed $0.6 million, which was used to pay a $15,000 loan fee and certain accrued expenses of Legacy Ocean. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. Legacy Ocean was required to repay the Second Street Loan on the earlier of (i) 5 business days after Legacy Ocean’s next financing or (ii) May 23, 2022. Legacy Ocean issued to Second Street Capital, LLC a warrant to purchase 312,500 shares of Legacy Ocean’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of Legacy Ocean’s next financing, Second Street Capital, LLC has the right to put the warrants to Legacy Ocean in exchange for a payment of $0.3 million. On April 22, 2022, the February 2022 Second Street Loan Agreement was amended whereas the maturity date was extended from May 23, 2022 to November 18, 2022. The Company recognized a loss and recorded the liability of $0.3 million for the put option in its consolidated financial statements for the fiscal year ended December 31, 2022. There was no impact in 2023.

In April 2022, Legacy Ocean entered into a second Loan Agreement with Second Street Capital, LLC (the “Second Street Loan 2”), where Legacy Ocean borrowed $0.2 million, which was used to pay a $15,000 loan fee, $15,000 fee for amending the Second Street Loan to extend the maturity date, and $20,000 next day loan fee. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. Legacy Ocean issued to Second Street Capital, LLC a warrant to purchase 62,500 shares of Legacy Ocean’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. Legacy Ocean was required to repay the April 2022 Second Street Loan on the earlier of (i) 5 business days after Legacy Ocean’s next financing or (ii) November 18, 2022. Legacy Ocean recognized a loss of $0.4 million for the warrants issued based on the estimated fair value of the awards on the date of grant in Legacy Ocean’s consolidated financial statements for the fiscal year ended December 31, 2022.

On September 30, 2022, the Second Street Loan and the Second Street Loan 2 were amended whereas the maturity date was extended from November 18, 2022 to December 30, 2022. In consideration of the extension, Legacy Ocean issued to Second Street Capital, LLC a warrant to purchase 75,000 shares of Legacy Ocean’s common stock with an exercise price of $10.20 per share exercisable until September 30, 2026. Legacy Ocean recognized a loss of $435,075 for the warrants issued based on the estimated fair value of the awards on the date of the grant in Legacy Ocean’s consolidated financial statements for the period ended September 30, 2022. Legacy Ocean recognized a total expense in the amount of $1.1 million of which $0.3 million was for the put option and $0.8 million was for the warrants issued for the fiscal year ended December 31, 2022.

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

On February 15, 2023, the Second Street Loan and Second Street Loan 2 were further amended whereas the maturity dates were extended from February 15, 2023 to March 31, 2023. The Company is required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after the Company’s next financing or closing of the Business Combination or (ii) March 31, 2023. In consideration of the extension of the Second Street Loan, the Company paid a $50,000 extension fee and issued to Second Street Capital, LLC a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $10.34 per share exercisable until February 15, 2028. In consideration of the extension of the Second Street Loan 2, the Company paid a $25,000 extension fee and issued to Second Street Capital, LLC a warrant to purchase 25,000 shares of the Company’s common stock with an exercise price of $10.34 per share exercisable until February 15, 2028. The Company recognized a loss on extinguishment of debt of $0.1 million for the shares issued and an expense for the fair value of the warrants issued of $0.1 million in its consolidated financial statements for the fiscal year ended December 31, 2023. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In 2024, the Company entered into a settlement agreement with Second Street Capital and McKra Investments III with regard to $2.7 million principal amount of promissory notes, plus accrued and unpaid interest and fees. The Company will satisfy payment of past due loan fees by the issuance of 225,000 shares of restricted common stock. The Company will also satisfy the amount due for the principal amount of the notes and accrued and unpaid interest through (i) the issuance of $1.7 million worth of restricted common stock (at a price per share equal to the 30 day vwap of a share of Company common stock as of July 22, 2024), and (ii) payment of the remaining balance of $1.7 million in cash at the time of closing of the Company’s next financing with net proceeds to the Company of more than $10 million either in a public offering or private transaction, or if such a closing does not occur on or before September 30, 2024, in shares of restricted Common Stock of the Company (at a price per share equal to the 30 day vwap of a share of Company common stock as of September 30, 2024). Since the Company did not close a financing transaction with net proceeds to the Company of more than $10 million prior to September 30, 2024, the Company did not pay the remaining balance of $1.7 million in cash.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In February 2022, we entered into a Loan Agreement (the “Second Street Loan”) with Second Street Capital, LLC (“Second Street Capital”), pursuant to which we borrowed $0.6 million. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. We issued to Second Street Capital a warrant to purchase 312,500 shares of Legacy Ocean common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of our next financing, Second Street Capital has the right to put the warrants to the Company in exchange for a payment of $0.3 million. We were originally required to repay the Second Street Loan on the earlier of (i) 5 business days after our next financing or (ii) November 18, 2022. We recognized as interest expense in Other income/(loss) $0.3 million for the put option in the first quarter of 2022.

In May 2022, we entered into a second Loan Agreement with Second Street Capital (the “Second Street Loan 2”), pursuant to which the Company borrowed $0.2 million. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. We issued to Second Street Capital a warrant to purchase 62,500 shares of Legacy Ocean common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. We were originally required to repay the Second Street Loan 2 on the earlier of (i) 5 business days after our next financing or (ii) November 18, 2022. We recognized as interest expense in Other income/(loss) $0.4 million in the second quarter of 2022 for the warrants issued based on the estimated fair value of the awards on the date of grant.

On September 30, 2022, the Second Street Loan and Second Street Loan 2 were amended whereas the maturity dates were extended from November 18, 2022 to December 30, 2022. We were required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after our next financing or closing of the Business Combination or (ii) December 30, 2022. In consideration of the extensions, we issued to Second Street Capital a warrant to purchase 75,000 shares of Legacy Ocean common stock with an exercise price of $10.20 per share exercisable until September 30, 2026. We recognized as interest expense in Other income/(loss) $0.4 million for the warrants issued based on the estimated fair value of the awards on the date of grant.

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

We recognized a total expense in the amount of $1.1 million as interest expense in Other income/(loss) for the fiscal year ended December 31, 2022 for the put option and warrants issued to Second Street Capital of which $0.3 million was for the put option and $0.8 million was for the warrants issued for the year ended December 31, 2022. The warrants issued to Second Street Capital were converted into warrants to purchase our common stock, post-closing of the Business Combination, as described below under “Closing of Business Combination.”

On January 10, 2023, the Second Street Loan 2 was further amended whereas increasing the loan amount from $0.2 million to $0.4 million. A loan fee of $15,000 and a minimum return assessment fee of $35,000 were charged and paid from the $0.2 million loan advance for net proceeds of $0.2 million. We were originally required to repay the principal and accrued interest of the Second Street Loan 2 the earlier of (i) 5 business days after our next financing or closing of the Business Combination or (ii) February 15, 2023.

Effective February 15, 2023, the Second Street Loan and Second Street Loan 2 were further amended whereas the maturity dates were extended from February 15, 2023 to March 31, 2023. We were required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after our next financing or (ii) March 31, 2023. In consideration of the extensions, we issued to Second Street Capital a warrant to purchase 75,000 shares of our common stock with an exercise price of $10.34 per share exercisable until March 31, 2028. An extension fee of $0.1 million was recorded and $0.2 million was recognized as interest expense in Other income/(loss) in our consolidated financial statements for the quarter ended March 31, 2023.

Effective March 29, 2023, we entered into a Loan Agreement with Second Street Capital (the “March Second Street Loan”) pursuant to which we could borrow up to $1.0 million to pay certain accrued expenses. Of this amount, we borrowed $0.7 million. The loan bears interest at 15% per annum and is due as described under “Short-Term Loans” below. We issued a warrant to the lender for 200,000 shares of our common stock, exercisable for five years at an exercise price of $10.34 and will pay up to $0.2 million in loan fees at maturity. Since the Company only borrowed $0.7 million, the loan fee due is $0.1 million at maturity. The estimated fair value of the warrant was $0.7 million that is amortized over the term of the loan. The Company recognized $50 thousand as interest expense in Other income/(loss) in its consolidated financial statements for the fiscal year ended December 31, 2023.

Effective March 31, 2023, the Second Street Loan and the Second Street Loan 2 were further amended to extend the maturity dates to May 31, 2023, and we are currently required to repay the loans as described under “Short-Term Loans” below. In addition, an additional warrant was issued to purchase 150,000 shares of our common stock with an exercise price of $11.50 and a loan fee of $0.1 million was charged. We recognized as interest expense in Other income/(loss) $0.5 million for the warrants issued based on the estimated fair value of the awards on the date of grant in our consolidated financial statements for the fiscal year ended December 31, 2023.

Effective March 28, 2023, we entered into a Loan Agreement (the “McKra Loan”) with McKra Investments III (“McKra”) pursuant to which we borrowed $1.0 million. We issued a warrant to purchase 200,000 shares of our common stock, with an exercise price of $10.34 per share, exercisable until March 27, 2028. We are required to pay a $0.2 million loan and convenience fee due upon repayment of the loan. Repayment of the loan is due as described under “Short-Term Loans” below. The Company has to amortize the fair value calculation over the term of the loan on a straight-line basis by days. The estimated fair value of the warrant was $0.8 million that is amortized over the term of the loan. The Company recognized $0.3 million as interest expense in Other income/(loss) in its consolidated financial statements for the fiscal year ended December 31, 2023, including $0.2 million related to the amortization of debt issuance costs.

Effective May 12, 2023, we entered into an Omnibus Amendment to Loan Agreements with Second Street Capital (“Second Street Loans Amendment”), pursuant to which the Second Street Loan, the Second Street Loan 2, and the March Second Street Loan were each amended to extend the maturity dates of the loans. See “Short-Term Loans” below for information regarding repayment of the loans.

Effective May 12, 2023, we entered into an Amendment to Loan Agreement with McKra (“McKra Loan Amendment”), pursuant to which the McKra Loan was amended to extend the maturity date of the loan. See “Short-Term Loans” below for information regarding repayment of the loan.

Since Legacy Ocean’s inception in 2019, we have devoted substantially all of our efforts to organizing, research and development activities, business planning, building our intellectual property positions and providing general and administrative support for these operations. We have not generated any revenue from product sales.

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our net operating losses were $10.2 million and $16.1 million for the fiscal year ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $196.1 million and $81.6 million, respectively. Our current liabilities are $30.0 million and $12.7 million as of December 31, 2023 and December 31, 2022, respectively. The current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

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

Impacts of Market Conditions on Our Business

Disruption of global financial markets and a recession or market correction, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce the Company’s ability to access capital, which could in the future negatively affect our liquidity and could materially affect our business and the value of its common stock.

Business Combination Agreement with Aesther Healthcare Acquisition Corp.

Closing of Business Combination

On February 14, 2023 (the “Closing Date”), the Company, formerly known as Aesther Healthcare Acquisition Corp. (“Aesther” or “AHAC”), consummated the Business Combination pursuant to the Business Combination Agreement. Pursuant to the Business Combination Agreement, on the Closing Date, Merger Sub merged with and into Legacy Ocean, with Legacy Ocean continuing as the surviving entity and a wholly-owned subsidiary of the Company. In connection with the Closing, the Company changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and Legacy Ocean changed its name from “Ocean Biomedical, Inc.” to “Ocean Biomedical Holdings, Inc.”

On the Closing Date, in connection with the Closing:

●	the Company issued to the holders of Legacy Ocean’s securities as of immediately prior to the Closing approximately 23,355,432 shares of the Company’s Class A common stock (with a per-share value of $10.00) with an aggregate value equal to $233.6 million, as adjusted as required by the Business Combination Agreement to take into account net working capital, closing net debt and Legacy Ocean’s transaction expenses, in exchange for all of the issued and outstanding capital stock of Legacy Ocean;

●	Aesther Healthcare Sponsor, LLC.’s (the “Sponsor”) 2,625,000 shares of the Company’s Class B common stock converted on a one-for-one basis into 2,625,000 shares of the Company’s Class A common stock pursuant to the Company’s Third Amended and Restated Certificate of Incorporation (the “Amended Certificate”);

●	the Company issued to the Sponsor 1,365,000 additional shares of the Company’s Class A common stock in connection with the Sponsor obtaining two (2) three-month extensions beyond the September 16, 2022 deadline to complete an initial business combination (the “Sponsor Extension Shares”);

●	the Backstop Parties (as defined below) purchased 1,200,000 shares of the Company’s Class A common stock prior to the closing that were not redeemed (the “Share Consideration Shares”);

●	the Backstop Parties (as defined below) purchased 3,535,466 shares of the Company’s Class A common stock prior to the closing that were not redeemed and are subject to the forward purchase provisions of the Backstop Agreement (the “Recycled Shares”);

●	5,570,965 shares of the Company’s Class A Common Stock were redeemed immediately prior to Closing of the Business Combination;

●	the Company issued to Second Street Capital, Legacy Ocean’s lender, three (3) warrants for the number of shares of the Company’s common stock equal to the economic value of the Legacy Ocean warrants previously issued to Second Street in exchange for the termination of the Legacy Ocean warrants. The new warrants are exercisable for a total of 511,712 shares of the Company’s common stock at an exercise price of $8.06 per share and 102,342 shares of the Company’s common stock at an exercise price of $7.47 per share;

●	the Company issued to Polar (as defined below) 1,350,000 newly issued shares of its common stock that are subject to the forward purchase provisions of the Backstop Agreement; and

●	all shares of the Company’s Class A common stock were reclassified as common stock pursuant to the Amended Certificate.

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

The Backstop Agreement provided that we pay to the Backstop Parties out of funds held in the trust account, not later than one local business day following the Closing of the Business Combination, a cash amount equal to the product of the number of shares acquired and the redemption price of approximately $10.56 (the “Prepayment”). On February 16, 2023, we made the Prepayment of $50.4 million and commissions and fee payments of $1.2 million for a total amount of $51.6 million.

We also provided the Backstop Parties with an additional $12.7 million, to compensate them for their purchase of 1,200,000 additional shares of Class A common stock in the open market (the “Share Consideration Shares”). Under the Backstop Agreement, the Share Consideration Shares are not subject to the terms applicable to the Recycled Shares, including with regard to repayment and repurchase as described below.

The Backstop Agreement grants the Backstop Parties the right to purchase from us additional shares (the “Additional Shares”) up to an amount equal to the difference between the number of Recycled Shares and the maximum number of shares of 8,000,000. On February 14, 2023, pursuant to Polar’s exercise of its right to purchase Additional Shares, AHAC, Legacy Ocean and Polar entered into a subscription agreement pursuant to which Polar purchased 1,350,000 newly issued shares of our common stock at a per share purchase price of approximately $10.56 and an aggregate purchase price of $14.3 million (the “Polar Subscription”). Under the Backstop Agreement, the Additional Shares are subject to the same terms as the Recycled Shares, including with regard to repayment and repurchase as described below.

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

On May 23, 2023 the Company received an Equity Prepaid Forward Transaction - Valuation Date Notice (“Notice”) from Vellar stating that due to the Company’s alleged failure to timely register the shares held by Vellar, Vellar had the right to terminate the Backstop Agreement as to their portion of the shares and Vellar claimed that it is entitled to receive Maturity Consideration (as defined in the Backstop Agreement) equal to $6.7 million, which at the Company’s discretion may be paid in cash or by offset to the shares currently held by Vellar. Management takes issue with multiple aspects of the Notice including, but not limited to, Vellar’s right to terminate their portion of the Backstop Agreement and their asserted Maturity Consideration calculation. As such, the Company is consulting with advisors and other parties and is considering the potential resources and remedies it may elect to pursue and intends to assert its rights should this matter not be resolved. After a review of all applicable documents related to the Backstop Agreement, the Company believes its position with respect to the terms of the Backstop Agreement and intent of the parties is supported by the Backstop Agreement and facts and circumstances under which it was entered into. Further, given the early stage of this matter and the uncertainty inherent in litigation and investigations, the Company does not currently believe it is (i) probable to incur losses or (ii) possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.

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

The “Seller VWAP Trigger Event” for Polar occurred in October 2023 and the other Backstop Parties in November 2023. The Company received written notice from Polar on November 6, 2023 acknowledging its right to designate any date as the Maturity Date from the date of the notice to, and including, the third anniversary of the Business Combination. As of the date of this filing, one of the Backstop Parties, Polar has not designated a Maturity Date. Refer to Note 3, Business Combination and Backstop Agreement, for further detail around the purported Maturity Date for Vellar.

Sponsor Promissory Notes

On December 13, 2022, AHAC entered into a Loan and Transfer Agreement between AHAC, the Sponsor, and NPIC Limited (the “NPIC Lender”), pursuant to which the Lender loaned $1.1 million to the Sponsor and the Sponsor loaned $1.1 million to AHAC (the “NPIC Sponsor Extension Loan”). Amounts loaned from the NPIC Lender to the Sponsor accrue interest at 8% per annum and amounts loaned from the Sponsor to AHAC do not accrue interest until the Closing of the Business Combination, after which time, we have agreed to pay the interest due to the NPIC Lender. The total amounts advanced by NPIC Lender to the Sponsor in connection with the $1.1 million loan (the “NPIC Funded Amounts”) were required to be repaid, together with all accrued and unpaid interest thereon, within five days of the closing of the initial Business Combination, at the option of the NPIC Lender, in either (a) cash; or (b) shares of Class A common stock held by the Sponsor which are deemed to have a value of $10 per share for such repayment right. As additional consideration for the NPIC Lender making the loan available to Sponsor, Sponsor agreed to transfer 10 Shares of Class B common stock to NPIC Lender for each $10 multiple of the NPIC Funded Amounts, which included the registration rights previously provided by AHAC to the Sponsor, and, pursuant to the terms of the Business Combination Agreement, the parties agreed that we would issue 1.05 shares of our common stock per $1.00 of the NPIC Funded Amounts at Closing of the Business Combination Agreement to Sponsor, as described below. Sponsor transferred a total of 1,050,000 shares to the NPIC Lender post-Closing of the Business Combination Agreement.

On March 22, 2023 we entered into a Loan Modification Agreement, dated March 22, 2023 (the “Modification Agreement”), with the Sponsor and NPIC Lender, and a Side Letter Agreement with the Sponsor (the “Side Letter”), which modifies the NPIC Sponsor Extension Loan.

The Modification Agreement modified the NPIC Sponsor Extension Loan to provide that, among other things, (i) the maturity date of the loan from NPIC to Sponsor (the “NPIC Sponsor Loan”) is extended to May 22, 2023 (the “Maturity Date”); (ii) the extension will take effect concurrently with, and not until, the Sponsor transfers 1,050,000 shares of the Company’s common stock (the “Initial SPAC Shares”) to the NPIC Lender; (iii) effective as of the date of the Modification Agreement, the NPIC Sponsor Loan shall accrue fifteen percent (15%) interest per annum, compounded monthly; (iv) the maturity date of the $1.1 million loan by Sponsor to us (the “SPAC Loan”) is extended to May 19, 2023; (v) the proceeds of any capital raise of at least $15.0 million by the Company shall be first used by the Company to promptly repay the SPAC Loan and then Sponsor shall promptly repay the NPIC Sponsor Loan and all accrued interest; (vi) in exchange for the extension of the Maturity Date, we shall issue 50,000 shares of common stock to Lender on the date of the Modification Agreement and shall issue an additional 50,000 shares of common stock thereafter on each 30-day anniversary of the Maturity Date to the Lender until the Sponsor Loan is repaid in full; (vii) in the event Sponsor defaults on its obligations to repay the NPIC Sponsor Loan by the Maturity Date, the Sponsor shall transfer to the NPIC Lender 250,000 shares of our common stock owned by the Sponsor and shall transfer an additional 250,000 such shares each month thereafter until the default is cured; (viii) we are obligated to file a registration statement with the SEC registering the shares to be issued to Lender within 30 days of the transfer, including the Initial SPAC shares; and (ix) in the event that we default on its obligations to the Lender set forth in (v), (vi) and (viii), we shall issue to NPIC Lender 250,000 shares of common stock and shall transfer an additional 250,000 shares of common stock each month thereafter until the default is cured. The Side Letter provides that, in the event we fail to repay the SPAC Loan by May 19, 2023, we shall issue to Sponsor 250,000 shares of common stock and shall issue an additional 250,000 such shares to Sponsor each month thereafter until the default is cured.

The Sponsor Extension Loan was paid down at Closing of the Business Combination to $0.5 million. The outstanding balance of the Sponsor Extension Loan was paid in full from the proceeds of the initial draw under the Ayrton Convertible Note Financing.

During the fiscal year ended December 31, 2023, NPIC Lender was issued 200,000 shares of our common stock as consideration of the Modification Agreement. The fair value was our closing stock price on the date granted. We recognized a loss of $1.2 million as loss on extinguishment of debt. In addition, we recorded interest expense in the amount of $50 thousand on the outstanding balance in our consolidated financial statements for the fiscal year ended December 31, 2023.

Deferred Underwriting Commissions

At Closing, the underwriters for AHAC’s initial public offering (“IPO”) agreed to defer payment of $3.2 million of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note (the “Underwriter Promissory Note”). The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The Company has a right to pay up to fifty percent (50%) of the principal and interest due on this promissory note using the common stock of the Company at a price per share of $10.56. The remaining fifty percent (50%) of the principal and interest due on this promissory note must be paid in cash. As of December 31, 2023 the Company had not repaid the Underwriter Promissory Note and the outstanding balance of $3.2 million is recorded as a short-term loan in the consolidated financial statements. The Company recorded $0.3 million of interest expense on the outstanding balance in the Company’s consolidated financial statements for the fiscal year ended December 31, 2023.

Common Stock Purchase Agreement

On September 7, 2022, AHAC entered into the Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) and the White Lion Registration Rights Agreement (“White Lion RRA”) with White Lion. Pursuant to the Common Stock Purchase Agreement, we have the right, but not the obligation to require White Lion to purchase, from time to time, up to $75.0 million in aggregate gross purchase price of Equity Line Shares, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement.

We are obligated under the Common Stock Purchase Agreement and the White Lion RRA to file a registration statement with the SEC to register under the Securities Act the common stock subject to the Common Stock Purchase Agreement, for the resale by White Lion of shares of the Company’s common stock that the Company may issue to White Lion under the Common Stock Purchase Agreement.

Subject to the satisfaction of certain customary conditions, our right to sell the Equity Line Shares to White Lion will commence on the effective date of the registration statement and extend for a period of two years. During such term, subject to the terms and conditions of the Common Stock Purchase Agreement, we may notify White Lion when it exercises its right to sell Equity Line Shares (the effective date of such notice, a “Notice Date”). The number of Equity Line Shares sold pursuant to any such notice may not exceed (i) $2.0 million, divided by the closing price of the Company’s common stock on Nasdaq preceding the Notice Date and (ii) a number of shares of common stock equal to the average daily trading volume multiplied by 67%.

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

In consideration for the commitments of White Lion to purchase the Equity Line Shares under the Common Stock Purchase Agreement, the Common Stock Purchase Agreement required us to issue to White Lion shares of Common Stock having a value of $0.8 million based upon the closing sale price two trading days prior to the filing of an initial registration statement. Effective as of April 18, 2023, the Company and White Lion entered into a Consent Agreement pursuant to which the Company agreed to issue to White Lion, and White Lion agreed to accept from the Company, 75,000 Initial Commitment Shares in lieu of the shares to be issued to White Lion based on the closing sale price. The 75,000 Initial Commitment Shares had a fair value of $0.5 million upon issuance. The $0.5 million in commitment costs was recorded in other income/(expense) in the Company’s consolidated statements of operations for the fiscal year ended December 31, 2023.

Effective October 4, 2023, the Company and White Lion entered into the first amendment of the Common Stock Purchase Agreement (the “Amendment”). On November 2, 2023, White Lion purchased 41,677 shares of the Company’s common stock under the Common Stock Purchase Agreement for which the Company received approximately $64 thousand. This facility is now deemed terminated.

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

On July 2, 2022, we amended the Initial Brown License Agreements to extend the termination dates of the commercialization plan of the license agreements to an additional two years. On August 25, 2022, we amended the four Initial Brown License Agreements to extend the termination dates to November 1, 2023 and to extend the termination dates of the commercialization plan of the license agreements from an additional two years to three years. For each of the Initial Brown License Agreements, as amended, we are required to pay Elkurt a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021 until paid. In addition, beginning on January 1, 2022 and each year thereafter until January 1, 2027, we are required to pay an annual license maintenance fee of $3,000. Beginning on January 1, 2028, and every year thereafter the annual license maintenance fee shall become $4,000 per year. Upon successful commercialization, we are required to pay Elkurt between 0.5% to 1.5% of net sales based on the terms under the Initial Brown License Agreements. In addition, we must pay Elkurt, under each of the Initial Brown License Agreements, 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that we enter into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. For the fiscal years ended December 31, 2023 and 2022, the Company recorded annual license maintenance fees of $12 thousand in each year. For the fiscal year ended December 31, 2023, the Company recorded license fees of $0.3 million. On June 13, 2024, we amended the Initial Brown License Agreements such that $0.2 million of past due license fees were paid on July 17, 2024, and $0.2 million of past due license fees and $0.1 million in past due patent expenses were to be paid by October 1, 2024, which remain unpaid and are subject to negotiation between the parties.

We will also pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. We are also responsible for reimbursement of patent costs. We recorded reimbursement of patent costs as general and administrative costs in the statements of operations as incurred. For the fiscal years ended December 31, 2023 and 2022, the Company incurred reimbursed patent costs expenses to Brown University in the amount of $0.1 million and $0.2 million, respectively. As of December 31, 2023, the Company reflected a balance due of $0.1 million in accrued expenses – related parties on its consolidated balance sheet.

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

For the Brown Anti-PfGARP Small Molecules License Agreement, we are required to pay Elkurt an initial license fee of $70,000, payable in two installments of $35,000 each on April 1, 2023 and June 30, 2023. Beginning September 13, 2023, we are obligated to pay Elkurt an annual license maintenance fee equal to (a) $3,000 until September 13, 2027, and (b) thereafter, an annual license maintenance fee of $4,000. Upon successful commercialization, we are required to pay Elkurt 1.25% of net sales based on the terms under the Brown Anti- PfGARP Small Molecules License Agreement. In addition, we must pay Elkurt 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that we enter into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. We also are required to pay Elkurt $0.1 million in the event that we or one of sublicensees sublicenses this technology to a major pharmaceutical company or if the license agreement or any sublicense agreement for this technology is acquired by a major pharmaceutical company. A major pharmaceutical company is one that is publicly traded, with market capitalization of at least $5 billion and has been engaged in drug discovery, development, production and marketing for no less than 5 years.

We will also pay Elkurt developmental and commercialization milestone payments pursuant to the Brown Anti-PfGARP Small Molecules License Agreement ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. We are also responsible for reimbursement of patent costs.

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

For the Rhode Island License Agreement, we are required to pay Elkurt $0.1 million, due within 45 days of an equity financing of at least $10 million or May 1, 2022, whichever comes first, and beginning on January 1, 2022, an additional $3,000 annual maintenance fee thereafter, until January 1, 2028, at which point the annual maintenance fee will become $4,000 per year. We are also required to pay Elkurt 1.5% of net sales under the Rhode Island License Agreement. In addition, we must pay Elkurt 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that we enter into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. We will also pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. For the fiscal years ended December 31, 2023 and 2022, the Company has incurred reimbursed patent costs expenses to Rhode Island Hospital in the amount of $0.1 million and $0.3 million, respectively. As of December 31, 2023, the Company reflected a balance due of $0.2 million in accrued expenses – related parties on its consolidated balance sheet. With respect to a July 19, 2024 amendment, we paid Rhode Island Hospital $0.1 million.

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

Ayrton Convertible Note Financing

On May 15, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of our Common Stock, in an aggregate principal amount of up to $27 million, in a private placement (the “Offering” or the “Ayrton Convertible Note Financing”). These are the same Notes as described in footnote 7 to the audited financial statements included herewith. We consummated the closing for the sale of (i) the initial Note in the principal amount of $7.56 million and (ii) a warrant to initially acquire up to 552,141 additional shares of our Common Stock with an initial exercise price of $11.50 per share of Common Stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “Ayrton Warrant”), which is subject to customary closing conditions, on May 25, 2023. The Notes will be sold at an original issue discount of eight percent (8%). Future issuances of Notes (“Additional Closings”) are subject to satisfaction of certain conditions. The SPA contains certain representations and warranties, covenants and indemnities customary for similar transactions. At the closing of the first Additional Closing, $8.64 million of Notes will be issued (the “First Additional Closing Date”) and $10.8 million of Notes will be issued at the closing of the second Additional Closing. So long as any Notes remain outstanding, we are prohibited from effecting or entering into an agreement to effect any subsequent placement involving a Variable Rate Transaction, other than pursuant to the White Lion Common Stock Purchase Agreement. “Variable Rate Transaction” means a transaction in which we (i) issue or sell any convertible securities either (A) at a price that is based upon with the trading prices of our Common Stock, or (B) with a price that is subject to being reset at some future date or upon the occurrence of specified events related to the business of the Company or the market for our Common Stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enters into any agreement whereby we may sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights).

We are required to obtain stockholder approval authorizing the issuance of our common stock under the Notes and the Ayrton Warrant in compliance with the rules and regulations of the Nasdaq Capital Market (“Nasdaq”) (without regard to any limitations on conversion or exercise set forth in the Notes or the Ayrton Warrant, respectively), including, shares of our Common Stock to be issued in connection with any Additional Closing. Unless we obtain the approval of our stockholders as required by Nasdaq, we will be prohibited from issuing any shares of Common Stock upon conversion of the Notes or otherwise pursuant to the terms of the Notes or the Ayrton Warrant, if the issuance of such shares of Common Stock would exceed 19.99% of our outstanding shares of Common Stock as of the date of the SPA or otherwise exceed the aggregate number of shares of Common Stock which we may issue without breaching our obligations under the rules and regulations of Nasdaq.

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

On May 25, 2023, we entered into Amendment No. 1 to Securities Purchase Agreement (the “SPA Amendment”). The SPA Amendment changed two provisions in the SPA and amended and restated the Disclosure Schedules attached to the SPA.

The SPA Amendment added the definition of “all the Registrable Securities” to Section 1(b)(ii)(3) of the SPA. “All the Registrable Securities” means “100% of the sum of (i) the maximum number of Conversion Shares issuable upon conversion of the Notes (assuming for purposes hereof that the Notes are convertible at the Floor Price (as defined in the Notes) as of such time of determination, (y) interest on the Notes shall accrue through the first anniversary of the Initial Closing Date and will be converted in shares of Common Stock at a conversion price equal to the Floor Price as of such time of determination and (z) any such conversion shall not take into account any limitations on the conversion of the Notes set forth in the Notes), and (ii) the maximum number of Warrant Shares initially issuable upon exercise of the Warrants (assuming the issuance of each of the Additional Notes issuable hereunder and without taking into account any limitations on the exercise of the Warrants set forth therein).”

The SPA Amendment also amended and restated Section 7(b)(xxii) of the SPA as follows: “No Equity Conditions Failure (as defined in the Initial Notes) then exists (assuming for such purposes, as applicable, that such applicable Additional Closing shall have occurred immediately prior to such time of determination).”

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

Operating Expenses

Research and Development Expenses

To date, research and development expenses consist primarily of costs incurred for our research activities, including the development of our product candidates. We expense research and development costs as incurred, which we expect will include:

●	expenses incurred under our licenses and services agreements; and

●	employee related expenses, including salaries and benefits for personnel engaged in research and development functions.

Research and development expenses for the fiscal years ended December 31, 2023 and 2022, included:

●	stock-based compensation expense related to the grant by Poseidon, our controlling shareholder, of profit interests in Poseidon to our executives and employees in 2022, and

●	expenses incurred for outside services with our CMO relating to the development of certain of our preclinical assets.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits, travel and stock-based compensation expense for personnel in executive, business development, finance, legal, human resources, information technology, pre-commercial and support personnel functions. General and administrative expenses also include direct and allocated facility-related costs as well as insurance costs and professional fees for accounting and audit services, legal, patent, consulting, investor and public relations.

General and administrative expenses for the fiscal years ended December 31, 2023 and 2022 included stock-based compensation expense related to the grant by Poseidon, our controlling shareholder, of profits interests in Poseidon to our executives and employees in 2022, the grant of a warrant to purchase common stock to a consultant in 2023, and stock option grants to all of our non-employee directors as of February 15, 2023, accounting, legal and public relations fees, and deferred offering costs from the Business Combination.

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

Comparison of the fiscal years ended December 31, 2023 and 2022

	For the Fiscal Year Ended December 31,
(in thousands)	2023	2022	$ Change
Revenue	$—	$—	$—
Operating Expenses:
Research and development	709	8,409	(7,700)
General and administrative	9,505	7,712	1,793
Total operating expenses	10,214	16,121	(5,907)
Operating loss	(10,214)	(16,121)	5,907
Other income/(loss)	(104,252)	(1,238)	(103,014)

Net loss	$(114,466)	$(17,359)	$(97,107)

Operating Expenses

Research and development

Research and development expenses for the fiscal year ended December 31, 2023 decreased by approximately $7.7 million compared to the fiscal year ended December 31, 2022 driven by (i) a decrease of stock-based compensation expense of approximately $8.2 million related to the grant by Poseidon, our controlling shareholder, of profits interests in Poseidon to our executives and employees in 2021, 60% of the profits interests granted were immediately vested and the remaining 40% of the profits interests were amortized over 18 months that were 100% amortized as of August 31, 2022 and (ii) an increase in costs of approximately $0.5 million for license fees and non-employee compensation.

General and administrative

General and administrative expenses for the fiscal year ended December 31, 2023 increased by approximately $1.8 million, compared to the fiscal year ended December 31, 2022, primarily driven by (i) an increase in accounting fees of approximately $1.3 million; (ii) an increase in legal fees of approximately $1.6 million; (iii) an increase in insurance expense of approximately $0.7 million; (iv) an increase in compensation expense of approximately $1.0 million; and (v) an increase in outside services of approximately $0.6 million, partially offset by a decrease of stock-based compensation expense of approximately $2.9 million and other expenses of approximately $0.4 million.

Other Income/(Loss)

Other income/(Loss) for the fiscal year ended December 31, 2023 increased by approximately $103.0 million compared to the fiscal year ended December 31, 2022 primarily driven by the costs incurred with respect to the Business Combination and the debt financing, including: (i) the loss on the Backstop Forward Purchase Agreement asset of approximately $62.6 million; (ii) stock issuance loss of approximately $12.7 million relating to the fair value of the 1,200,000 Share Consideration Shares issued to the Backstop Parties in February 2023; (iii) loss on the extinguishment of the debt of approximately $15.1 million resulting from the fair value of the 1,365,000 Sponsor Extension Shares issued to the Sponsor under the terms of the Sponsor Extension Loan and NPIC Extension Loan; (iv) expense for deferred transaction costs of approximately $7.6 million recognized in the period; (v) fair value of non-cash stock issuances of approximately $0.7 million; (vii) fair value of warrants issued of approximately $2.3 million and (vii) interest expense of approximately $1.6 million.

Other income/(expense) consisted of the following (in thousands):

	Fiscal Years Ended December 31,
	2023	2022
Other income/(loss)
Change in fair value of 2023 Convertible Note, SPA Warrant and the Ayrton Note Purchase Option	1,171	-
Loss in connection with the Share Consideration shares	(12,676)	-
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	(62,646)	-
Fair value of warrant issuances	(2,301)	-
Fair value of non-cash stock issuances	(740)	-
Transaction costs	(8,732)	-
Loss on extinguishment of debt	(15,080)	-
Interest expense, including warrant issuances and amortization of debt issuance costs	(1,762)	(1,244)
Net loss attributable to equity interest in Virion	(708)	-
Change in fair value of Virion Contribution Liability	(777)	-
Other	(1)	6
Total Other income/(loss)	(104,252)	(1,238)

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations from the proceeds from the issuance of common stock and debt, proceeds from the Backstop Agreement and through self-funding by our founder and have limited current cash on hand to fund our operations. Based on our current operational plans and assumptions, we expect that the net proceeds from the Ayrton Convertible Note Financing and future debt and equity financings which total net proceeds we estimate need to be at least $45.0 million, as well as further deferrals of certain of our accrued expenses and contingency payments due upon the closing of future financings, are required to fund operations through the fourth quarter of 2025. The Company borrowed an additional $1.7 million in March 2023, the proceeds of which were used to pay certain accrued expenses. We consummated the closing for the sale of (i) the initial Note in the principal amount of $7.6 million and (ii) a warrant to initially acquire up to 552,141 additional shares of our Common Stock with an initial exercise price of $11.50 per share of Common Stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “Ayrton Warrant”), which is subject to customary closing conditions, on May 25, 2023.We have up to an additional $7.7 million under the amended Ayrton financing from July 2024. We intend to obtain further equity financing as soon as our financials are fully current. The Company is currently out of compliance with Nasdaq standards due to its failure to file this report and the 10-Q reports for the first and second quarters of 2024.

Each Public Warrant and each Private Placement Warrant entitle the holder thereof to purchase one share of our Common Stock at a price of $11.50 per share. The Second Street Warrants are exercisable for 511,712 shares of Common Stock at an exercise price of $8.06 per share, 102,342 shares of our common stock at an exercise price of $7.47 per share, 275,000 shares of our common stock at an exercise price of $10.34 per share, and 150,000 shares of our common stock at an exercise price of $11.50 per share. The McKra Warrant (as defined below) is exercisable for 200,000 shares of our common stock at an exercise price of $10.34 per share. The Special Forces Warrant (as defined below) is exercisable for 150,000 shares of our common stock at an exercise price of $11.50 per share. The warrant issued to the Investor pursuant to the Ayrton Convertible Note Financing is initially exercise able for 552,141 shares of our common stock at an initial exercise price of $11.50 per share, subject to adjustment. On June 15, 2023, the closing price for our common stock was $5.17. If the price of our common stock remains below the exercise price of the Warrants, warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us from such exercises. We expect to use any proceeds from the exercise of the Warrants for general corporate and working capital purposes, which would increase our liquidity. As described above, in order to fund planned operations while meeting obligations as they come due, we will need to secure additional debt or equity financing if substantial cash proceeds from the exercise of the Warrants are not received. Furthermore, to the extent that warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the warrants will decrease.

Going Concern Considerations

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We had no cash inflows from operating activities for the fiscal year ended December 31, 2023. As of December 31, 2023 we had minimal cash and a working capital deficiency of $27.9 million. Our current operating plan indicates we will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and we lack revenue generating ability at this point in our lifecycle. These events and conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we will incur additional ongoing costs associated with operating as a public company, including significant legal, accounting, compliance, investor relations and other expenses that we did not incur as a private company. We intend to raise additional capital through one or more means, including public offerings pursuant to Form S-1, among others. The timing and amount of our operating expenditures will depend on our ability to:

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

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50 million. As of December 31, 2023, we have contingent compensation and bonuses in the amount of $12.4 million to certain members of senior management.

We also have $1.0 million of contingent vendor payments, which are also contingently payable based only upon our first cumulative capital raise of at least $50 million.

These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under these agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our consolidated financial statements. During the fiscal year ended December 31, 2023, $0.9 million of contingent compensation was paid and recorded in general and administrative expenses on the Company’s consolidated statement of operations.

Other Contractual Obligations

We have entered and anticipate we will continue to enter into contracts in the normal course of business with external organizations such as CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing. We expect that these contracts will be generally cancelable by us, and we anticipate that payments due upon cancellation will consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We accrued CMO services in the amount of $0.6 and $0.5 million for the fiscal years ended December 31, 2023 and 2022, respectively, under the Development and Manufacturing Services Agreement with Lonza in developing the product OCX-253.

Short-Term Loans

As of December 31, 2023, we had the following outstanding short-term loans (in thousands):

Loan	Principal Amount Outstanding	Annual Interest Rate	Outside Maturity Date
March Second Street Loan	$700	15%	(4)
McKra Loan	$1,000	15%	(5)
Second Street Loan	$600	15%	(4)
Second Street Loan 2	$400	15%	(4)
Underwriter Promissory Note	$3,150	9%
2023 Convertible Note	$5,618	7.4%
Poseidon Demand Note	$650	5%
Total Short-term loans	$12,118

(4)	Pursuant to the Second Street Loans Amendment, (i) the Company shall pay to Second Street Capital an amount of $0.3 million upon the execution of the Second Street Loans Amendment (ii) within five (5) business days of the Company’s receipt of funds in connection with the first Additional Closing (as defined in the SPA) under the SPA, the Company shall pay Second Street Capital an amount of $0.5 million; (iii) the Company shall repay advances made under the loan agreements plus any accrued unpaid interest to Second Street Capital in the event of a capital raise of the Company of a minimum amount of $25.0 million; (iv) in exchange for the Second Street Loans Amendment, the Company shall issue 25,000 shares of Common Stock of the Company (the “Second Street Extension Shares”) to Second Street Capital within five (5) business days of the execution of the Second Street Loans Amendment; and (v) the Company shall file a registration statement for the issuance of the Second Street Extension Shares no later than thirty (30) days following such issuance of Second Street Extension Shares.

(5)	Pursuant to the McKra Loan Amendment, (i) the Company shall pay to McKra an amount of $0.2 million upon the execution of the McKra Loan Amendment; (ii) within five (5) business days of the Company’s receipt of funds in connection with the first Additional Closing (as defined in the SPA) under the SPA, the Company shall pay McKra an amount of $0.5 million; (iii) within five (5) business days of the Company’s receipt of funds in connection with the second Additional Closing (as defined in the SPA) under the SPA, the Company shall pay McKra an amount of $0.5 million plus any accrued unpaid interest; (iv) the Company shall repay advances made under the McKra Loan Agreement plus any accrued unpaid interest to McKra in the event of a capital raise of a minimum amount of $25.0 million; (v) in exchange for the McKra Loan Amendment, the Company shall issue 25,000 shares of Common Stock of the Company (the “McKra Extension Shares”) to McKra within five (5) business days of the execution of the McKra Loan Amendment; and (vi) the Company shall file a registration statement for the issuance of the McKra Extension Shares no later than thirty (30) days following such issuance of McKra Extension Shares.

The terms of the loans listed in the above table are described above.

Cash Flows

To date, we have not generated any revenue. Cash flows to date have resulted from financing activities, including payments made on behalf of the Company by related parties and net proceeds from issuance of shares of common stock consisting of friends and family of our employees and short-term borrowings. As of December 31, 2023, our restricted cash balance of approximately $1.0 million is held in an escrow account .. We do not have any cash equivalents. Cash used in operating activities was used to pay legal and accounting fees. Accounts payable and accrued expenses of $17.1 million and $11.9 million as of December 31, 2023 and 2022, respectively, were recorded.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements appearing elsewhere in this 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Stock-Based Compensation for Profit Interests in Poseidon and Stock Option Grants

We account for all stock-based payments to employees and non-employees, including profits interest grants in Poseidon, based on their respective grant date fair values. We estimate the fair value of profits interest grants using the Black-Scholes option pricing model, which is affected principally by the estimated fair value of shares of our common stock and requires management to make a number of other assumptions, including the expected life of the profits interest, the volatility of the underlying shares, the risk-free interest rate and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the profits interests. Due to the lack of historical exercise history, the expected term of the profit interests is determined using the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. The fair value of common stock underlying our profit interests was estimated by our Board of Directors considering, among other things, contemporaneous valuations of our common stock prepared by unrelated third-party valuation firms. The profit interests are valued based on the fair value of Poseidon units on the date of grant. We expense stock-based compensation related to these profit interests over the requisite service period using the straight-line method such that recognized compensation expense is at least equal to the vested portion of the awards. All stock-based compensation costs are recorded in research and development expense or general and administrative expense in the consolidated statements of operations based upon the respective employee’s roles within our company. Forfeitures are recorded as they occur.

Stock Options to Non-Employee Directors

Under the Non-employee Director Compensation Policy, upon initial election or appointment to the Board, each new nonemployee director will be granted under the Incentive Plan a one-time grant of a non-statutory stock option to purchase 75,000 shares of its common stock on the date of such director’s election or appointment to the Board, issuable under the incentive plan. These will vest in substantially equal monthly installments over three years, subject to the director’s continued service as a member of the Board through each applicable vesting date.

On February 15, 2023, 75,000 options were granted to each of the non-employee directors at a strike price of $10.00 per share.

The estimated fair value of a non-statutory stock option to purchase common stock on the grant date was $3.73 per share and was determined using the Black-Scholes Merton model. The stock-based compensation expense recorded for the fiscal year ended December 31, 2023 was $0.6 million and was recorded within general and administrative expense in the Company’s condensed consolidated statements of operations, as discussed below.

Due to the lack of historical exercise history, the expected term of the stock options is determined using the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. The fair value of common stock underlying our stock options was estimated by our Board of Directors considering, among other things, contemporaneous valuations of our common stock prepared by unrelated third-party valuation firms. We expense stock-based compensation related to these stock options over the requisite service period using the straight-line method such that recognized compensation expense is at least equal to the vested portion of the awards. The non-employee director stock option compensation costs are recorded in general and administrative expense in the consolidated statements of operations. Forfeitures are recorded as they occur.

Accounting for Warrants

We account for warrants issued based on their respective grant dates fair values. Prior to September 2022, the value of the warrants issued to Second Street (together, with warrants subsequently issued to Second Street Capital, the “Second Street Warrants”) was estimated considering, among other things, contemporaneous valuations for our common stock prepared by unrelated third-party valuation firms and prices set forth in our previous filings with the SEC for a proposed IPO of our common stock that was not pursued by us (“Legacy Ocean IPO filings”). We used the mid-range price per share based upon our Legacy Ocean IPO filings. Starting in September 2022, following the execution of the Business Combination Agreement with AHAC, the value of the Second Street Warrants was based on the closing price of AHAC’s Class A common stock as reported on the Nasdaq Global Select Market on the grant date. Following the Closing of the Business Combination, the value of warrants issued by us was based on the closing price of our common stock as reported on the Nasdaq Capital Market on the Grant date. We estimate the fair value, based upon these values, using the Black-Scholes option pricing model and Level 3 inputs, which is affected principally by the life of the warrant, the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the warrant for time periods approximately equal to the expected term of the warrant. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any case dividends in the foreseeable future. We expense the amount as interest in Other expenses.

Valuation of Backstop Put Option Liability and Fixed Maturity Consideration

The Company utilized a Monte-Carlo simulation to value the Backstop Put Option Liability and Fixed Maturity Consideration. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, expected term, expected future stock price, and various simulated paths, were utilized to estimate the fair value of the associated derivative liabilities. The values of the Backstop Put Option Liability and Fixed Maturity Consideration were calculated as the average present value over 50,000 simulated paths. The Company measures the fair values at each reporting period, with changes in fair values recorded within other income/(expense) in its consolidated statements of operations.

	Estimated volatility	Expected future stock price	Risk-free rate
Backstop Put Option Liability and Fixed Maturity Consideration	100%	$1.95 - $13.93	4.4%

Valuation of the 2023 Convertible Note and SPA Warrant

The Company utilized a Monte-Carlo simulation to value the 2023 Convertible Note and SPA Warrant. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including subsequent placement and change in control, and various simulated paths, were utilized to estimate the fair value of the associated liabilities. The Company measures the fair values at each reporting period, with changes in fair values recorded within other income/(expense) in the Company’s consolidated statements of operations.

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated volatility	Range of probabilities	Risk-free rate
2023 Convertible Note	50%	5% - 80%	5.3%
SPA Warrant	100%	5% - 80%	3.9%

Valuation of the Ayrton Note Purchase Option

The Company utilized the Black-Scholes Merton model to value the Ayrton Note Purchase Option. The key inputs and assumptions used in the Black-Scholes Merton model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. The Company measures the fair value at each reporting period, with changes in fair value recorded within other income/(expense) in the Company’s consolidated statements of operations. As of December 31, 2023, it was determined that the fair value of the Ayrton Note Purchase Option was zero.

The following table summarizes some of the significant inputs and assumptions used in the Black-Scholes Merton model:

	Estimated volatility	Risk-free rate
Ayrton Note Purchase Option	13%	4.4%

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for public business entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. This standard is effective for the Company for fiscal years beginning after December 15, 2024 and can be applied on a prospective or retrospective basis. The Company is currently evaluating the effect that the adoption of this ASU may have on its Consolidated Financial Statements.

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

In connection with the preparation and audits of our financial statements as of December 31, 2023, we have identified a material weakness as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting, as follows:

●	Management does not have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting.

We have begun taking measures, and plan to continue to take measures, to remediate the material weakness. These measures include hiring or engaging additional accounting personnel with familiarity with reporting under U.S. GAAP, including hiring of Jolie Kahn as our Chief Financial Officer and implementing and adopting additional controls and formal policies, processes and documentation procedures relating to financial reporting. We plan to undertake recruitment efforts to identify additional accounting personnel, including possible use of third-party service providers. Remediation costs consist primarily of additional personnel expenses. We may identify additional material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about directors, executive officers and corporate governance is presented under the same captions in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held in the fourth quarter of fiscal 2024 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information about executive compensation is presented under the same captions in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held in the fourth quarter of fiscal 2024 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management and related stockholder matters is presented under the same captions in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held in the fourth quarter of fiscal 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Pre-Business Combination Related Party Transactions of Aesther

Certain Relationships and Related Transactions

The following is a summary of transactions since our formation on June 17, 2021, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2023, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

Private Placement Warrants

Our Sponsor purchased an aggregate of 5,411,000 placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $5.4 million in connection with the IPO and the exercise by the underwriters of a portion of the over-allotment option. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or placement warrants, which would have expire worthless if we did not consummate a business combination within 12 months from the closing of the IPO or during any extension period. The private placement warrants are identical to the warrants sold in the IPO except that the private placement warrants, so long as they are held by our Sponsor, the underwriters or their permitted transferees, (i) may not (including the shares of Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, and (ii) will be entitled to registration rights. The private placement warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Office Space and Related Support Services

Commencing on the date of the IPO and ending upon consummation of the Business Combination, we agreed to pay our Sponsor $10,000 per month for office space and administrative and support services pursuant to an administrative support agreement entered into with our Sponsor. A total of $155,000 had been paid as of December 31, 2023.

Sponsor IPO Loan

Prior to the closing of the IPO, our Sponsor agreed to loan us up to $0.3 million to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2022 or the closing of the IPO. Prior to the closing of the IPO, the Company had borrowed $0.2 million from the Sponsor, which amount was repaid from proceeds from the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds that were allocated to the payment of offering expenses (other than underwriting commissions).

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

Sponsor Extension Loans

On September 15, 2022, we entered into a Loan and Transfer Agreement (the “First Extension Loan Agreement”) with the Sponsor and certain individuals (the “First Extension Lenders”), pursuant to which the First Extension Lenders loaned $1.1 million to the Sponsor (the “First Sponsor Loan”) and the Sponsor loaned $1.1 million to us (the “First SPAC Loan”). Amounts loaned from the First Extension Lenders to the Sponsor accrue interest at 8% per annum and amounts loaned from the Sponsor to us do not accrue interest. The Sponsor Extension Loan was paid down at Closing of the Business Combination to $0.5 million. The outstanding balance of the Sponsor Extension Loan was paid in full from the proceeds of the initial draw under the Ayrton Convertible Note Financing.

On December 13, 2022, we entered into a Loan and Transfer Agreement (the “Second Extension Loan Agreement”) with the Sponsor and NPIC Limited (the “Second Extension Lender” and, together with the First Extension Lenders, the “Lenders”), pursuant to which the Second Extension Lender loaned $1.1 million to the Sponsor (the “Second Sponsor Loan” and, together with the First Sponsor Loan, the “Sponsor Loans”) and the Sponsor loaned $1.1 million to us (the “Second SPAC Loan” and together with the First SPAC Loan, the “SPAC Loans”). Amounts loaned from the Second Extension Lender to the Sponsor accrue interest at 8% per annum and amounts loaned from the Sponsor to us do not accrue interest.

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

On March 22, 2023, we entered into a Loan Modification Agreement (the “Modification Agreement”) with the Sponsor and the Second Extension Lender, which modifies the terms of the Second Extension Loan Agreement, and a Side Letter Agreement with the Sponsor (the “Side Letter”), which further modifies the Second Extension Loan Agreement. The Modification Agreement modified the Second Extension Loan Agreement to provide that, among other things, (i) the maturity date of the $1.1 million Second Sponsor Loan is extended to May 22, 2023 (the “Maturity Date”); (ii) the extension will take effect concurrently with, and not until, the Sponsor transfers 1,050,000 shares of the Company’s common stock (the “Initial SPAC Shares”) to the Second Extension Lender; (iii) effective as of the date of the Modification Agreement, the Second Sponsor Loan shall accrue fifteen percent (15%) interest per annum, compounded monthly; (iv) the maturity date of the $1.1 million Second SPAC Loan is extended to May 19, 2023; (v) the proceeds of any Capital Raise of at least $15.0 million by the Company shall be first used by the Company to promptly repay the Second SPAC Loan and then Sponsor shall promptly repay the Second Sponsor Loan and all accrued interest; (vi) in exchange for the extension of the Maturity Date, the Company shall issue 50,000 shares of common stock to Second Extension Lender on the date of the Modification Agreement and shall issue an additional 50,000 shares of common stock thereafter on each 30-day anniversary of the Maturity Date to the Second Extension Lender until the Second Sponsor Loan is repaid in full; (vii) in the event Sponsor defaults on its obligations to repay the Second Sponsor Loan by the Maturity Date, the Sponsor shall transfer to the Second Extension Lender 250,000 shares of Company common stock owned by the Sponsor and shall transfer an additional 250,000 such shares each month thereafter until the default is cured; (viii) the Company is obligated to file a registration statement with the SEC registering the shares to be issued to Second Extension Lender within 30 days of the transfer, including the Initial SPAC Shares; and (ix) in the event that the Company defaults on its obligations to the Second Extension Lender set forth in (v), (vi) and (viii), the Company shall issue to Second Extension Lender 250,000 shares of common stock and shall transfer an additional 250,000 shares of common stock each month thereafter until the default is cured. The Side Letter provides that, in the event the Company fails to repay the Second SPAC Loan by May 19, 2023, the Company shall issue to Sponsor 250,000 shares of common stock and shall issue an additional 250,000 such shares to Sponsor each month thereafter until the default is cured. All capitalized terms used in the foregoing descriptions of the Modification Agreement or Side Letter, and not otherwise defined herein, have the meanings ascribed to such terms in the Modification Agreement or Side Letter.

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

License Agreements with Elkurt, Inc.

On July 31, 2020, Legacy Ocean entered into four separate Exclusive License Agreements (the “Initial Brown License Agreements”), with Elkurt, Inc. (“Elkurt”), a licensee of Brown University. Legacy Ocean amended each of the Initial Brown License Agreements on March 21, 2021, August 31, 2021, March 25, 2022, July 1, 2022, July 2, 2022, August 25, 2022, November 1, 2023 and June 13, 2024. On September 13, 2022, Legacy Ocean entered into another Exclusive License Agreement (the “Brown Anti-PfGARP Small Molecules License Agreement”) with Elkurt. Elkurt is a company formed by Legacy Ocean’s scientific co-founders and members of our board of directors Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., PhD, Chair of the Department of Pathology and Laboratory Medicine at Brown University. Under the Initial Brown License Agreements and the Anti-PfGARP Small Molecules License Agreement, Elkurt grants to Legacy Ocean exclusive, royalty-bearing licenses to patent rights and nonexclusive, royalty-bearing licenses to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in certain fields.

On January 25, 2021, Legacy Ocean entered into an Exclusive License Agreement (the “Rhode Island License Agreement”) with Elkurt, a licensee of Rhode Island Hospital. Legacy Ocean amended the Rhode Island License Agreement on April 1, 2021, September 10, 2021, March 25, 2022, July 1, 2022, August 26, 2022 and July 18, 2024. Under the Rhode Island License Agreement, Elkurt, grants to Legacy Ocean an exclusive, royalty-bearing license to patent rights and a nonexclusive, royalty-bearing license to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in a certain field.

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

Consulting Agreement with Jonathan Kurtis

On February 22, 2021, Legacy Ocean entered into a Consulting Agreement with Jonathan Kurtis, a member of its board of directors, that was amended effective August 2, 2021 and further amended effective December 31, 2021. The Consulting Agreement provides for Mr. Kurtis to provide consulting services as requested by Legacy Ocean in exchange for an annual payment of $0.2 million which is payable only upon Legacy Ocean’s first cumulative capital raise equal to at least $50 million, subject to his continued service relationship with Legacy Ocean through such payment date. In addition, in connection with this consulting arrangement, Poseidon granted Mr. Kurtis 969,000 profits interests. The profits interests are subject to the terms and conditions of Poseidon’s Amended and Restated Operating Agreement and a profits interest agreement. Upon his termination of services for Legacy Ocean, other than by Legacy Ocean for “cause”, Poseidon has the right to purchase any vested profit interests at fair market value as determined by its board. If the termination is by Legacy Ocean for “cause,” vested profits interests are forfeited. The profits interests are fully vested.

Advisor Agreement with Dr. Jack Elias

On February 22, 2021, Legacy Ocean entered into an Advisor Agreement with Dr. Jack Elias, a member of Legacy Ocean’s board of directors. The Advisor Agreement provides for Dr. Elias to work with and advise Legacy Ocean from time to time on matters relating to Legacy Ocean’s actual or potential business, technology and products in exchange for an annual payment of $0.3 million, beginning on the start date of January 1, 2020, which is payable only upon Legacy Ocean’s first cumulative capital raise equal to at least $50 million, subject to his continued service relationship with Legacy Ocean through such payment date. In addition, in connection with this advising arrangement, Poseidon granted Dr. Elias 1,326,000 profits interests. The profits interests are subject to the terms and conditions of Poseidon’s Amended and Restated Operating Agreement and a profits interest agreement. Upon his termination of services for Legacy Ocean, other than by Legacy Ocean for “cause”, Poseidon has the right to purchase any vested profit interests at fair market value as determined by its board. If the termination is by Legacy Ocean for “cause”, vested profits interests are forfeited. The profits interests are fully vested.

Consulting Agreement with Chief Accounting Officer

The Company’s Chief Accounting Officer previously provided consulting services to Legacy Ocean with RJS Consulting, LLC, his wholly owned limited liability company, through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of December 31, 2023 and 2022, Legacy Ocean owed RJS Consulting, LLC $0.1 million.

Executive Officer Compensation

See the section entitled “Executive Compensation” in our Proxy Statement for our 2024 Annual Meeting of Shareholders on Schedule 14A for information regarding compensation of our executive officers.

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

Our independent directors, as such term is defined by the applicable rules and regulations of Nasdaq, are Dr. Michelle Berrey, William Owens, Michael Peterson and Amy Griffith. Martin Angle passed away in September 2023.

Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that all members of the Board, except Dr. Chirinjeev Kathuria, Elizabeth Ng, Dr. Jake Kurtis, Dr. Jack Elias, and Suren Ajjarapu are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. Dr. Chirinjeev Kathuria and Elizabeth Ng are not independent directors under the applicable rules because they are employed as our Chairman and former Chief Executive Officer, respectively. Suren Ajjarapu is not an independent director under the applicable rules due to his prior role as Chairman and Chief Executive Officer of Aesther. Dr. Jonathan Kurtis and Dr. Jack Elias are not independent directors under the applicable rules because of their consulting arrangements and their ownership of Elkhart, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information about principal accountant fees and services is presented under the same captions in our definitive Proxy Statement for the Annual Meeting of Shareowners to be held in the fourth quarter of fiscal 2024 and is incorporated herein by reference.

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

(3)	Exhibits [to be updated]

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 31, 2022 by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 8, 2022).

2.2	Amendment to Agreement and Plan of Merger, dated as of December 5, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

4.1	Warrant Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.1	Lock-Up Agreement, dated as of February 14, 2023, by and between the Registrant and Dr. Chirinjeev Kathuria (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.2	Lock-Up Agreement, dated as of February 14, 2023, by and between the Registrant and Poseidon Bio, LLC (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.3	Non-Competition and Non-Solicitation Agreement, dated as of February 14, 2023, by and between the Registrant and Dr. Chirinjeev Kathuria (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.4#†	2022 Stock Option and Incentive Plan and Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.4 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.5#	2022 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.5 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.6#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed by Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (File No. 333-256950) on April 11, 2022).

10.7#†	Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Elizabeth Ng, dated February 22, 2021 (incorporated by reference from Exhibit 10.7 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.8#	Amendment to February 22, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Elizabeth Ng dated August 2, 2021 (incorporated by reference from Exhibit 10.8 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.9#†	Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Chirinjeev Kathuria, dated February 22, 2021 (incorporated by reference from Exhibit 10.9 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.10#	Amendment to February 22, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Chirinjeev Kathuria dated August 2, 2021 (incorporated by reference from Exhibit 10.10 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.11#†	Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Daniel Behr, dated February 22, 2021 (incorporated by reference from Exhibit 10.11 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.12#	Amendment to February 22, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Daniel Behr dated August 2, 2021 (incorporated by reference from Exhibit 10.12 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.13#†	Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Gurinder Kalra, dated February 22, 2021 (incorporated by reference from Exhibit 10.13 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.14#	Amendment to February 22, 2021 Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Gurinder Kalra dated August 2, 2021 (incorporated by reference from Exhibit 10.14 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.15#	Second Amendment to February 22, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Gurinder Kalra dated April 22, 2022 (incorporated by reference from Exhibit 10.15 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.16#†	Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Inderjote Kathuria, dated February 22, 2021 (incorporated by reference from Exhibit 10.16 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.17#	Amendment to February 22, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Inderjote Kathuria dated August 2, 2021 (incorporated by reference from Exhibit 10.17 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.18#†	Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Robert Sweeney dated June 14, 2021 (incorporated by reference from Exhibit 10.18 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.19#	Amendment to June 14, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Robert Sweeney dated August 2, 2021 (incorporated by reference from Exhibit 10.19 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.20#	Second Amendment to June 14, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Robert Sweeney dated April 22, 2022 (incorporated by reference from Exhibit 10.20 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.21	Consulting Agreement between Jonathan Kurtis and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.), dated February 22, 2021 (incorporated by reference from Exhibit 10.21 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.22	Amendment to Consulting Agreement between Jonathan Kurtis and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 2, 2021 (incorporated by reference from Exhibit 10.22 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.23	Amendment No. 2 to Consulting Agreement between Jonathan Kurtis and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) effective as of December 31, 2021 (incorporated by reference from Exhibit 10.23 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.24	Form of Director and Officer Indemnification Agreement, by and between the Registrant and each of its directors, the Chief Executive Officer and the Chief Financial Officer (incorporated by reference from Exhibit 10.24 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.25†	Exclusive License Agreement BROWN ID 2465, 2576, 2587 (FRG) Antibody between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 31, 2020 (incorporated by reference from Exhibit 10.25 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.26	First Amendment to Exclusive License Agreement (BROWN ID 2465, 2576, 2587) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 21, 2021 (incorporated by reference from Exhibit 10.26 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.27	Second Amendment to Exclusive License Agreement (BROWN ID 2465, 2576, 2587) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 31, 2021 (incorporated by reference from Exhibit 10.27 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.28	Third Amendment to Exclusive License Agreement (BROWN ID 2465, 2576, 2587) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 25, 2022 (incorporated by reference from Exhibit 10.28 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.29†	Fourth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 1, 2022 (incorporated by reference from Exhibit 10.29 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.30	Fifth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 2, 2022 (incorporated by reference from Exhibit 10.30 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.31†	Sixth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 25, 2022 (incorporated by reference from Exhibit 10.31 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.32†	Exclusive License Agreement BROWN ID 3039 – Bi Specific Antibody Anti-CTLA4 between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 31, 2020 (incorporated by reference from Exhibit 10.32 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.33	First Amendment to Exclusive License Agreement (BROWN ID 3039) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 21, 2021 (incorporated by reference from Exhibit 10.33 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.34	Second Amendment to Exclusive License Agreement (BROWN ID 3039) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 31, 2021 (incorporated by reference from Exhibit 10.34 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.35	Third Amendment to Exclusive License Agreement (BROWN ID 3039) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 25, 2022 (incorporated by reference from Exhibit 10.35 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.36†	Fourth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 1, 2022 (incorporated by reference from Exhibit 10.36 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.37	Fifth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 2, 2022 (incorporated by reference from Exhibit 10.37 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.38†	Sixth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 25, 2022 (incorporated by reference from Exhibit 10.38 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.39†	Exclusive License Agreement BROWN ID 2613 Bispecific (FRG)xAnti-PD-1 (FRGxPD-1) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 31, 2020 (incorporated by reference from Exhibit 10.39 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.40	First Amendment to Exclusive License Agreement (BROWN ID 2613) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 21, 2021 (incorporated by reference from Exhibit 10.40 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.41	Second Amendment to Exclusive License Agreement (BROWN ID 2613) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 31, 2021 (incorporated by reference from Exhibit 10.41 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.42	Third Amendment to Exclusive License Agreement (BROWN ID 2613) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 25, 2022 (incorporated by reference from Exhibit 10.42 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.43†	Fourth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 1, 2022 (incorporated by reference from Exhibit 10.43 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.44	Fifth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 2, 2022 (incorporated by reference from Exhibit 10.44 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.45†	Sixth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 25, 2022 (incorporated by reference from Exhibit 10.45 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.46†	Exclusive License Agreement BROWN ID 2502 – (Chit1) Small Molecule Antifibrotic between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 31, 2020 (incorporated by reference from Exhibit 10.46 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.47	First Amendment to Exclusive License Agreement (BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 21, 2021 (incorporated by reference from Exhibit 10.47 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.48	Second Amendment to Exclusive License Agreement (BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 31, 2021 (incorporated by reference from Exhibit 10.48 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.49	Third Amendment to Exclusive License Agreement (BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 25, 2022 (incorporated by reference from Exhibit 10.49 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.50†	Fourth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 1, 2022 (incorporated by reference from Exhibit 10.50 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.51	Fifth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 2, 2022 (incorporated by reference from Exhibit 10.51 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.52†	Sixth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 25, 2022 (incorporated by reference from Exhibit 10.52 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.53†	Exclusive License Agreement Brown ID 3085J – Compositions and Treatments for Malaria, dated September 13, 2022, between Elkurt, Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 10.53 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.54†	Exclusive License Agreement RIH #154 “PfsLSP-1 a Vaccine for Falciparum Malaria” RIH #305 “Antibodies to Pfgarp Kill Plasmodium Falciparum Malaria Parasites and Protect Against Infection and Severe Disease” between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated January 25, 2021 (incorporated by reference from Exhibit 10.54 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.55	First Amendment to Exclusive License Agreement RIH #154 “PfsLSP-1 a Vaccine for Falciparum Malaria” RIH #305 “Antibodies to Pfgarp Kill Plasmodium Falciparum Malaria Parasites and Protect Against Infection and Severe Disease” between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated April 1, 2021 (incorporated by reference from Exhibit 10.55 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.56	Second Amendment to Exclusive License Agreement RIH #154 “PfsLSP-1 a Vaccine for Falciparum Malaria” RIH #305 “Antibodies to Pfgarp Kill Plasmodium Falciparum Malaria Parasites and Protect Against Infection and Severe Disease” between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated September 10, 2021 (incorporated by reference from Exhibit 10.56 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.57	Third Amendment to Exclusive License Agreement (RIH #154) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 25, 2022 (incorporated by reference from Exhibit 10.57 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.58	Fourth Amendment to Exclusive License Agreement RIH #154 “PfsLSP-1 a Vaccine for Falciparum Malaria” RIH #305 “Antibodies to Pfgarp Kill Plasmodium Falciparum Malaria Parasites and Protect Against Infection and Severe Disease” between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 1, 2022 (incorporated by reference from Exhibit 10.58 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.59	Fifth Amendment to Exclusive License Agreement (RIH #154) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 26, 2022 (incorporated by reference from Exhibit 10.59 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.60	Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated February 22, 2022 (incorporated by reference from Exhibit 10.60 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.61	First Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated April 22, 2022 (incorporated by reference from Exhibit 10.61 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.62	Second Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated September 30, 2022 (incorporated by reference from Exhibit 10.62 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.63	Third Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated December 30, 2022 (incorporated by reference from Exhibit 10.63 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.64*	Fourth Amendment to Loan Agreement between the Registrant and Second Street Capital, LLC effective as of February 15, 2023.

10.65	Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated April 22, 2022 (incorporated by reference from Exhibit 10.64 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.66	First Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated September 30, 2022 (incorporated by reference from Exhibit 10.65 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.67	Second Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated December 30, 2022 (incorporated by reference from Exhibit 10.66 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.68	Third Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated January 10, 2023 (incorporated by reference from Exhibit 10.67 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.69*	Fourth Amendment to Loan Agreement between the Registrant and Second Street Capital, LLC effective as of February 15, 2023.

10.70†	Warrant Exchange Agreement between Second Street Capital, LLC, Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) dated November 17, 2022 (incorporated by reference from Exhibit 10.68 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.71	Warrant No. 2022-1 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.69 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.72	Warrant No. 2022-2 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.70 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.73	Warrant No. 3 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.71 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.74*	Warrant No. 2023-1 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC.

10.75*	Warrant No. 2023-2 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC.

10.76+†	Development and Manufacturing Services Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.), Lonza Sales AG and Lonza AG dated December 15, 2020 (incorporated by reference from Exhibit 10.72 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.77	Promissory Note, dated June 30, 2021, issued to Aesther Healthcare Sponsor, LLC by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 333-258012) on September 2, 2021).

10.78	Securities Subscription Agreement, dated June 30, 2021, between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and Aesther Healthcare Sponsor, LLC (incorporated by reference from Exhibit 10.5 to the Form S-1/A filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 333-258012) on September 2, 2021).

10.79	Letter Agreement, dated September 14, 2021, between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), its officers and directors and Aesther Healthcare Sponsor, LLC (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.80	First Amendment to Insider Letter, dated September 2, 2022, between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), its officers and directors, Aesther Healthcare Sponsor, LLC and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference from Exhibit 10.4 to the Form 10-Q filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on October 17, 2022).

10.81	Investment Management Trust Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.82	Registration Rights Agreement, dated September 14, 2021, by and among Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and the Sponsor (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.83	Private Placement Warrants Purchase Agreement, dated September 14, 2021, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and the Sponsor (incorporated by reference from Exhibit 10.4 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.84	OTC Equity Prepaid Forward Transaction Letter Agreement, dated August 31, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc) and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 7, 2022).

10.85	Common Stock Purchase Agreement, dated as of September 7, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and White Lion Capital LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 9, 2022).

10.86	Registration Rights Agreement, dated as of September 7, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and White Lion Capital LLC (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 9, 2022).

10.87	Amended and Restated OTC Equity Prepaid Forward Transaction Letter Agreement, dated February 10, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on February 10, 2023).

10.88	Amended and Restated OTC Equity Prepaid Forward Transaction Letter Agreement, dated February 12, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on February 13, 2023).

10.89*	Assignment and Novation Agreement, dated February 13, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.), Vellar Opportunity Fund SPV LLC – Series 3, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP.

10.90*	Assignment and Novation Agreement, dated February 13, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.), Vellar Opportunity Fund SPV LLC – Series 3 and Polar Multi-Strategy Master Fund.

10.91*	Subscription Agreement, dated February 14, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Polar Multi-Strategy Master Fund.

10.92*	Promissory Note, dated February 14, 2023, issued to EF Hutton, division of Benchmark Investments, LLC by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.).

10.93*	Loan and Transfer Agreement, by and among Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Aesther Healthcare Sponsor, LLC and NPIC Limited dated December 13, 2022, as modified by that certain Loan Modification Agreement by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.), Aesther Healthcare Sponsor, LLC and NPIC Limited dated March 22, 2023 and Side Letter Agreement by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) and Aesther Healthcare Sponsor, LLC.

10.94*	Loan Agreement, dated August __, 2024, by and among Ocean Biomedical, Inc. (f/k/a Aesther Healthcare Acquisition Corp.) and McKra Investments III.

14.1	Code of Ethical Business Conduct (incorporated by reference from Exhibit 14.1 to the Form S-1/A filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 333-258012) on September 2, 2021).

19.1*	Insider Trading Compliance Policy.

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

#	Represents management compensation plan, contract or arrangement.

+	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary.

Not applicable.

OCEAN BIOMEDICAL, INC.

(FKA AESTHER HEALTHCARE ACQUISITION CORP.)

INDEX TO FINANCIAL

STATEMENTS

Legacy Ocean’s Consolidated Financial Statements for the Years Ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Ocean Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Biomedical, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s working capital deficiency and anticipated losses from operations and its need to obtain additional capital raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

November 25, 2024

We have served as the Company’s auditor since 2020.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share information)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$4	$34
Restricted cash	1,000	-
Prepaid expenses	1,105	-
Deferred offering costs	-	1,808
Total current assets	2,109	1,842
Investment in Virion	3,392	-
TOTAL ASSETS	$5,501	$1,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,185	$11,440
Accrued expenses-related party	946	445
Short term loans, net of issuance costs	12,118	776
SPA Warrant	764	-
Total current liabilities	30,012	12,661
NON-CURRENT LIABILITIES
Fixed maturity consideration	4,123	-
Backstop put option liability	58,523	-
Virion contribution liability	3,605	-
Total liabilities	96,264	12,661
STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value; 300,000,000 and 180,564,262 shares authorized as of December 31, 2023 and December 31, 2022, respectively, 34,649,046 and 23,355,432 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	-	-
Additional paid-in capital	105,292	70,770
Accumulated deficit	(196,055)	(81,589)
Total stockholders’ deficit	(90,763)	(10,819)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,501	$1,842

See accompanying notes to the consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Fiscal years ended December 31,
	2023	2022
OPERATING EXPENSES:
Research and development	$709	$8,409
General and administrative	9,505	7,712
Total operating expenses	10,214	16,121
OPERATING LOSS	(10,214)	(16,121)
OTHER INCOME (EXPENSE)
Change in fair value of 2023 Convertible Note, SPA Warrant and the Ayrton Note Purchase Option	1,171	-
Loss in connection with the Share Consideration shares	(12,676)	-
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	(62,646)	-
Fair value of warrant issuances	(2,301)	-
Fair value of non-cash stock issuances	(740)	-
Transaction costs	(8,732)	-
Loss on extinguishment of debt	(15,080)	-
Interest expense, including amortization of debt issuance costs	(1,762)	(1,243)
Net loss attributable to equity interest in Virion	(708)
Change in fair value of Virion Contribution Liability	(777)
Other	(1)	5
Total other income (expense)	(104,252)	(1,238)
NET LOSS	$(114,466)	$(17,359)

Weighted average shares outstanding, basic and diluted	26,292,438	23,355,432
Net loss per share, basic and diluted	$(4.35)	$(0.74)

See accompanying notes to the consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	17,496,370	$-	$57,567	$(64,230)	$(6,663)
Retroactive application of recapitalization	5,859,062	-	-	-	-
Adjusted beginning balance	23,355,432	-	57,567	(64,230)	(6,663)
Stock-based compensation	-	-	12,378	-	12,378
Issuance of warrants	-	-	825	-	825
Net loss	-	-	-	(17,359)	(17,359)
Balances at December 31, 2022	23,355,432	-	70,770	(81,589)	(10,819)
Net loss				(114,466)	(114,466)
Pre-merger liabilities assumed	-	-	(942)	-	(942)
Effect of Business Combination, including Backstop Agreement, net of redeemed public shares	7,654,035	-	52,070	-	52,070
Backstop Agreement Prepayment	-	-	(51,606)	-	(51,606)
Proceeds from Backstop Agreement	-	-	1,444	-	1,444
Issuance of common stock pursuant to the Subscription Agreement	1,350,000	-	14,260	-	14,260
Issuance of common stock for extension of loan shares to related party	1,365,000	-	13,595	-	13,595
Issuance of common stock related to short-term loans	289,650	-	1,648	-	1,648
Shares issued in consideration pursuant to the Marketing Services Agreement	13,257	-	83	-	83
Shares issued in consideration pursuant to the Common Stock Purchase Agreement	116,667	-	558	-	558
Stock-based compensation	-	-	1,205	-	1,205
Shares issued in consideration pursuant to consulting agreement	350,000	-	676	-	676
Shares issued in consideration pursuant to Virion Contribution Agreement	750,000	-	1,272	-	1,272
Offering costs	-	-	(2,049)	-	(2,049)
Issuance of warrants	-	-	2,301	-	2,301
Shares Issued for conversion of a portion of the outstanding principal due under the 2023 Convertible Note	5,005	-	7	-	7
Balances at December 31, 2023	35,249,046	$-	$105,292	$(196,055)	$(90,763)

See accompanying notes to the consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,466)	$(17,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	762	929
Non-cash debt issuance costs	627	-
Non-cash stock issuances	667	-
Stock-based compensation	1,205	12,378
Loss on issuance of warrants	2,301	250
Loss on extinguishment of debt	15,080	-
Loss in connection with Share Consideration shares	12,676	-
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	62,646	-
Net loss attributable to equity interest in Virion	708	-
Change in fair value of Virion Contribution Liability	777	-
Change in fair value of 2023 Convertible Note, SPA Warrant and the Ayrton Note Purchase Option	(1,171)	-
Non-cash transaction costs in excess of Business Combination proceeds	7,578	-
Changes in assets and liabilities:
Prepaid expenses	(519)
Accounts payable and accrued expenses	1,233	2,809
Accrued expenses - related parties	467	-
Net cash used in operating activities	(9,429)	(993)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to Backstop Parties for Backstop Agreement	(51,606)	-
Payment to Backstop Parties for Share Consideration	(12,676)	-
Issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement	14,260	-
Proceeds from Backstop Agreement	1,444	-
Proceeds from reverse recapitalization	52,070	-
Proceeds from 2023 Convertible Note	650	-
Proceeds from short-term loans, net of issuance costs	8,258	735
Proceeds from Common Stock Purchase Agreement	64	-
Repayments of short-term loans	(2,100)	-
Expenses paid by related-party shareholder	35	232
Net cash provided by financing activities	10,399	967
Total change in cash and restricted cash	970	(26)
Cash and restricted cash at beginning of period	34	60
Cash and restricted cash at end of period	$1,004	$34

Supplemental disclosure of non-cash financing activities:
Offering costs not yet paid	$2,049	$1,808
Non-cash stock issuances	$16,413	$-
Non-cash investment in Virion	$(1,272)	$-
SPA warrant liability upon issuance	$1,932	$-
Warrants issued related to short term loans	$-	$1,074
Short term loans issuance costs not yet paid	$-	$25

See accompanying notes to the consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization, Description of Business, and Going Concern

Description of Business

Ocean Biomedical, Inc. is a biopharmaceutical company that is focused on discovering and developing therapeutic products in oncology, fibrosis, and infectious diseases.

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

Under the Business Combination Agreement, the Company acquired all outstanding capital stock of Legacy Ocean for approximately $240.0 million, in aggregate consideration before transaction and other fees, which Legacy Ocean stockholders received in the form of shares of common stock of the Company (the consummation of the business combination and other transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”).

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, AHAC, who is the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Ocean is treated as the accounting acquirer. The net assets of AHAC are stated at historical cost, with no goodwill or other intangible assets recorded. All historical financial information presented in the consolidated financial statements represents Legacy Ocean and its wholly-owned subsidiaries as Legacy Ocean is the predecessor to the Company. The wholly-owned subsidiaries include: (i) Ocean ChitofibroRx Inc., (ii) Ocean ChitoRx Inc., (iii) Ocean Sihoma Inc., and (iv) Ocean Promise, Inc. The Business Combination is accounted for as the equivalent of a capital transaction in which the Company has issued stock for the net assets of AHAC. The net assets of AHAC are stated at historical cost, with no goodwill or other intangible assets recorded.

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

Going Concern

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had no cash inflows from operating activities for the year ended December 31, 2023. As of December 31, 2023, the Company had cash of $4 thousand, restricted cash of $1.0 million and a working capital deficiency of $27.9 million. The Company’s current operating plan indicates it will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating activity at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

In response to these conditions, management’s plans include that the Company will need to raise additional funds in order to advance its research and development programs, operate its business, and meet its current and future obligations as they come due. Based on the Company’s current operational plans and assumptions, the Company expects to use the net proceeds from the Backstop Agreement (as defined in Note 3, Business Combination and Backstop Agreement) and future debt and equity financings, including possibly under the SPA entered into in May 2023 (as defined in Note 7, Senior Secured Convertible Notes), the 2024 Notes (as defined in Note 15, Subsequent Events), as well as further deferrals of certain of its accrued expenses and contingency payments due upon the closing of future financings to fund operations

However, the Company’s ability to utilize certain of its in-place financing arrangements, such as the Backstop Agreement, or execute on new sources of liquidity are dependent on various factors outside of the Company’s control, including market conditions and the performance of the Company’s common stock.

There is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to the Company, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, which could adversely affect its business prospects and its ability to continue operations. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Impacts of Market Conditions on Our Business

Disruption of global financial markets and a recession or market correction, including the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the effects of Hamas’ attack of Israel and the ensuing war, and other global macroeconomic factors such as inflation and rising interest rates, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions. The subsidiaries were formed to organize the Company’s therapeutic programs in order to optimize multiple commercialization options and to maximize each program’s value.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, as applicable, including those related to the fair values of the Company’s common stock and related stock-based compensation and the valuation of (i) the Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below) and (ii) the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option (each as defined in Note 7, Senior Secured Convertible Notes). The Company bases its estimates using Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had minimal cash or cash equivalents as of December 31, 2023 and 2022.

Restricted Cash

The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use. Restricted cash as of December 31, 2023 was $1.0 million, consisting of the portion of proceeds received from the 2023 Convertible Note, as defined in Note 7, Senior Secured Convertible Notes, that is being held in an escrow account. As of December 31, 2022, the Company’s cash balance was less than $0.1 million.

Concentrations of Credit Risk and Off-balance Sheet Risk

The Company has held minimal cash and cash equivalents since its inception and certain of its expenses have been paid for by the proceeds from the issuance of common stock and debt, and by the Company’s Founder and Executive Chairman.

The Company has no significant off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission. The Company’s future results of operations involve several other risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of results of clinical trials and reaching milestones, uncertainty of regulatory approval of the Company’s product candidates, uncertainty of market acceptance of the Company’s product candidates, competition from other products, securing and protecting intellectual property, strategic relationships and dependence on key employees and research partners. The Company’s product candidates require Food and Drug Administration (“FDA”) and other non-U.S. regulatory agencies approval prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals. If the Company was denied approval, if approval was delayed, if approval was unable to be maintained, it could have a materially adverse impact on the Company.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including the development of product candidates. Research and development costs are expensed as incurred. For the fiscal years ended December 31, 2023 and 2022, research and development expenses consist of expenses recognized for stock-based compensation and incurred for initial license fees, annual maintenance license fees, and services agreements. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees associated with equity financings such as the Business Combination as deferred offering costs until such financings are consummated. After consummation of the equity financings, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. As of December 31, 2022, the Company had recorded $1.8 million of deferred offering costs. During the fiscal year ended December 31, 2023, the Company recognized offering costs of $2.0 million as a reduction to the Business Combination proceeds within additional paid-in capital and $7.6 million as a component of other income/(expense) in its consolidated statements of operations, as the amount of offering costs were in excess of the proceeds generated as a result of the Business Combination. As of December 31, 2023, there were no deferred offering costs.

Income Taxes and Tax Credits

Income taxes are recorded in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all of its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2023 and 2022, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred for the fiscal years ended December 31, 2023 and 2022.

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

The Company’s Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below), 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option, (each as defined and discussed in Note 7, Senior Secured Convertible Notes), are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4, Fair Value Measurements). The carrying values of cash, restricted cash, accounts payable, accrued expenses, and short-term loans approximate their fair values due to the short-term nature of these liabilities.

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

For further information regarding the Backstop Agreement, refer to Note 3, Business Combination and Backstop Agreement.

Backstop Put Option Liability and Fixed Maturity Consideration

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative liability recorded at fair value with changes in fair value recognized in net loss. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

The Prepayment is accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net purchase of the Backstop Shares and sales of shares to the Backstop Parties.

2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option

As discussed within Note 7, Senior Secured Convertible Notes, in May 2023, the Company entered into a securities purchase agreement with an accredited investor for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of the Company’s common stock, in an aggregate principal amount of up to $27.0 million, in a private placement. On May 25, 2023, the Company consummated the closing for the sale of (i) the initial Note in the principal amount of $7.6 million (referred to in this Report as the “2023 Convertible Note”) and (ii) a warrant to initially acquire up to 552,141 additional shares of the Company’s common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “SPA Warrant”).

The Company has elected to account for the Notes at fair value under the fair value option, under which the Notes are initially measured at fair value and subsequently remeasured during each reporting period. Changes in fair value will be reflected within other income/(expense) in the consolidated financial statements, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive income.

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

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder recorded to other income/(expense) on the consolidated statements of operations. The Company reassess the classification of the SPA Warrant at each reporting period and record any changes to fair value as necessary. To date, there have been no changes in classification.

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the purchase option within the SPA in favor of the investor (the “Ayrton Note Purchase Option”), which gives the investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more additional closings. The initial fair value of the instrument was recorded to other income/(expense) on the consolidated statements of operations and are remeasured at each reporting period.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company has had no unrealized gains or losses for the fiscal years ended December 31, 2023 and 2022.

Emerging Growth Company and Smaller Reporting Company Status

The Company qualifies as an “emerging growth company” within the meaning of the Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startup Act (“JOBS Act”) of 2012. The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has elected not to “opt out” of this provision and, as a result, the Company will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

The Company is also a “smaller reporting company” and may continue to be a smaller reporting company if either (i) the market value of the stock held by non-affiliates is less than $250 million or (ii) the Company’s annual revenue was less than $100 million during the most recently completed fiscal year and the market value of the Company’s stock held by non-affiliates is less than $700 million. If the Company is a smaller reporting company at the time that it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for public business entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. This standard is effective for the Company for fiscal years beginning after December 15, 2024 and can be applied on a prospective or retrospective basis. The Company is currently evaluating the effect that the adoption of this ASU may have on its Consolidated Financial Statements.

3. Business Combination and Backstop Agreement

Business Combination

On February 14, 2023, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement.

Upon consummation of the Business Combination and other transactions (or immediately prior to, where indicated), the following occurred:

●	AHAC changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and is referred to herein as “the Company.” Unless the context otherwise requires, references to “AHAC” herein refer to the Company prior to Closing.
●	AHAC issued approximately 23,355,432 shares, with an aggregate value equal to $233.6 million, of AHAC’s Class A common stock to the holders of Legacy Ocean’s securities immediately prior to the Closing, in exchange for all of the issued and outstanding capital stock of Legacy Ocean. The aggregate value was adjusted as required by the Business Combination Agreement to take into account net working capital, closing net debt and Legacy Ocean transaction expenses.
●	The 2,625,000 shares of AHAC Class B common stock held by Aesther Healthcare Sponsor, LLC (the “Sponsor”) were converted on a one-for-one basis into shares of AHAC’s Class A common stock immediately prior to the Closing.
●	The Backstop Parties (as defined below within Backstop Agreement) purchased 3,535,466 shares of AHAC’s Class A common stock prior to the Closing that are subject to the Backstop Agreement (these shares, referred to as the “Recycled Shares,” and the “Backstop Agreement” are both further discussed and defined below).
●	AHAC issued an additional 1,365,000 shares of Class A common stock to the Sponsor prior to the Closing in consideration for obtaining extensions beyond the September 2022 deadline to complete an initial business combination.
●	The Backstop Parties purchased 1,200,000 shares of AHAC’s Class A common stock in the open market for an aggregate purchase price of $12.7 million prior to the Closing (the “Share Consideration Shares”).
●	The Company issued to Second Street Capital, LLC (“Second Street Capital”), Legacy Ocean’s lender, three warrants (the “Converted Ocean Warrants”) exercisable to acquire that number of shares of the Company’s common stock equal to the economic value of the Legacy Ocean warrants previously issued to Second Street Capital in exchange for the termination of the Legacy Ocean warrants. The Converted Ocean Warrants are exercisable for a total of 511,712 shares of the Company’s common stock at an exercise price of $8.06 per share and 102,342 shares of the Company’s common stock at an exercise price of $7.47 per share.
●	The Company issued to Polar (as defined below within Backstop Agreement) 1,350,000 newly issued shares of its common stock that are subject to the forward purchase provisions of the Backstop Agreement.
●	Each share of AHAC’s Class A common stock was automatically reclassified into one share of the Company’s common stock, including the remaining shares of AHAC Class A common stock that were not redeemed.

The following table reconciles the elements of the Business Combination to the consolidated statements of stockholders’ deficit and cash flows for the fiscal year ended December 31, 2023:

(in thousands)
Cash from AHAC trust, net of redemptions	$52,070
Offering costs from Business Combination	(2,049)
Net impact on total stockholders’ deficit	50,021

Non-cash offering costs	2,049
Net impact on cash provided by financing activities	$52,070

The Company identified certain errors in its previously issued quarterly financial statements that have been corrected in the consolidated financial statements as of and for the twelve months ended December 31, 2023. The errors primarily relate to improper presentation of liabilities assumed from AHAC upon closing of the Business Combination. Such amounts previously recognized as expenses have been properly presented within Additional paid-in capital. Management considered the quantitative and qualitative factors associated with these matters and concluded that the amounts were not material to the previously issued interim financial statements.

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

Upon Closing, the fair value of the Earnout Shares was accounted for as a deemed dividend as of the Closing date. Since the entries to recognize the fair value of the Earnout Shares offset within additional paid-in capital, there is no inherent impact to the consolidated financial statements. Since the Earnout Shares are contingent on the Company’s stock price, there will be no impact to outstanding shares and will not represent participating securities until the time at which the contingencies have been met.

Backstop Agreement

As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, on August 31, 2022, AHAC and Legacy Ocean entered into the Backstop Agreement with Vellar in connection with the execution of the Business Combination Agreement. Pursuant to the terms of the Backstop Agreement and its subsequent amendments, Vellar agreed to purchase up to 8,000,000 shares of AHAC’s Class A common stock in the open market in exchange for up to $80.0 million, including from other stockholders that elected to redeem in connection with the Closing and subsequently revoked their prior elections to redeem their shares, following the expiration of AHAC’s redemption offer.

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

Subsequent to Closing, the Prepayment amount was equal to $51.6 million, consisting of $37.3 million for the Recycled Shares and $14.3 million for the Polar Subscription shares. As the $14.3 million was a netted transaction between the Company and Polar, only $37.3 million was paid out of the funds the Company received from AHAC’s trust account. This net impact from the payment outflow to Backstop Parties for the Backstop Agreement of $51.6 million and the proceeds inflow from the issuance of common stock pursuant to the Backstop Agreement and Polar Subscription of $14.3 million are reported in the Company’s consolidated statement of cash flows.

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative liability recorded at fair value with changes in fair value recognized in net loss. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

The Prepayment is accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net purchase of the Backstop Shares and sales of shares to the Backstop Parties.

At any time prior to the Maturity Date, and in accordance with the terms of the Backstop Agreement, the Backstop Parties may elect an Optional Early Termination to sell some or all of the Backstop Shares. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment amount is due back to the Company. As of December 31, 2023, the Backstop Parties have sold 143,261 Backstop Shares, for which the Company has received net proceeds of $1.4 million, after paying related fees to the Backstop Parties. Depending on the manner in which the Backstop Agreement is settled, the Company may never have access to the full Prepayment.

On May 23, 2023 the Company received an Equity Prepaid Forward Transaction - Valuation Date Notice (“Notice”) from Vellar stating that due to the Company’s alleged failure to timely register the shares held by Vellar, Vellar had the right to terminate the Backstop Agreement as to their portion of the shares and Vellar claimed that it is entitled to receive Maturity Consideration (as defined in the Backstop Agreement) equal to $6.7 million, which at the Company’s discretion may be paid in cash or by offset to the shares currently held by Vellar. Management takes issue with multiple aspects of the Notice including, but not limited to, Vellar’s right to terminate their portion of the Backstop Agreement and their asserted Maturity Consideration calculation. As such, the Company is consulting with advisors and other parties and is considering the potential resources and remedies it may elect to pursue and intends to assert its rights should this matter not be resolved. After a review of all applicable documents related to the Backstop Agreement, the Company believes its position with respect to the terms of the Backstop Agreement and intent of the parties is supported by the Backstop Agreement and facts and circumstances under which it was entered into. Further, given the early stage of this matter and the uncertainty inherent in litigation and investigations, the Company does not currently believe it is (i) probable to incur losses or (ii) possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.

On October 2, 2023, the Company entered into a Side Letter Agreement (the “Side Letter”) with Polar. The Side Letter amended certain terms of the Polar Agreement. The Side Letter amended the definitions of “Seller VWAP Trigger Event” and “Reset Price” as used in the Backstop Agreement as it relates to Polar and the Polar Agreement. Per the amended definitions, the (i) “Seller VWAP Trigger Event” is an event that occurs if the VWAP price is below $2.50 per share for any 20 trading days during a 30 consecutive trading day-period thereafter and (ii) the “Reset Price” is defined as $8.00. The Side Letter did not amend any terms of the Backstop Agreement as it relates to the other Backstop Parties.

The “Seller VWAP Trigger Event” for Polar occurred in October 2023 and the other Backstop Parties in November 2023. The Company received written notice from Polar on November 6, 2023 acknowledging its right to designate any date as the Maturity Date from the date of the notice to, and including, the third anniversary of the Business Combination. As of the date of this filing, one of the Backstop Parties, Polar had not designated a Maturity Date. Refer to above in this footnote for further detail around the purported Maturity Date for Vellar.

Common Stock Purchase Agreement

The Company is subject to the terms and conditions of (i) a common stock purchase agreement, dated September 7, 2022, and as amended on October 4, 2023 (the “Common Stock Purchase Agreement”) and (ii) a registration rights agreement, dated September 7, 2022 (the “White Lion Registration Rights Agreement”), that AHAC entered into with White Lion Capital LLC (“White Lion”). Pursuant to the Common Stock Purchase Agreement, the Company has the right from time to time at its option to sell to White Lion up to $75.0 million in aggregate gross purchase price of newly issued shares of the Company’s common stock (the “Equity Line Shares”), subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. These limitations stipulate, among other things, that the Company may not sell, and White Lion may not purchase, shares of the Company common stock that would result in White Lion owning more than 9.99% of the outstanding common stock of the Company. The Common Stock Purchase Agreement expires after two years.

In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the right to sell additional shares represents a freestanding put option, and as such, the financial instrument was classified as a derivative asset with a nominal fair value.

In consideration for the commitments of White Lion to purchase Equity Line Shares, the Common Stock Purchase Agreement included 75,000 initial commitment shares to White Lion, which had a fair value of $0.5 million upon issuance. The $0.5 million in commitment costs was recorded in other income/(expense) in the Company’s consolidated statements of operations for the fiscal year ended December 31, 2023.

Effective October 4, 2023, the Company and White Lion entered into the first amendment of the Common Stock Purchase Agreement (the “Amendment”). The Amendment is intended to afford the Company greater flexibility and provide the Company an additional alternative to issue a fixed price “Purchase Notice” under the Common Stock Purchase Agreement at $7.00 per share if the market price for the Common Stock exceeds $9.00 per share. In addition, on November 2, 2023, White Lion purchased 41,677 shares of the Company’s common stock under the Common Stock Purchase Agreement for which the Company received approximately $64 thousand. This facility is now deemed terminated and will not be utilized although it has not been formally terminated.

Sponsor Promissory Notes

Upon consummation of the Business Combination, the Company assumed two of AHAC’s loans, totaling $2.1 million, one of which accrued interest at 8% per annum and the other accrued interest at 15% per annum. Both loans were due within five days of Closing. $0.5 million was paid down at Closing, with the remaining paid down in May 2023 via the proceeds received from the initial Note under the Ayrton Convertible Note Financing. Refer to Note 7, Senior Secured Convertible Notes, for further detail on the Notes.

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

The Company recognized a loss on extinguishment of debt of $1.2 million in its consolidated statements of operations for the fiscal year ended December 31, 2023 for the 200,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, the Company recognized a loss on extinguishment of debt of $13.6 million in its consolidated statements of operations for the fiscal year ended December 31, 2023 for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, the Company recorded interest expense of $50 thousand in its consolidated statements of operations for the fiscal year ended December 31, 2023.

Deferred Underwriting Commissions

At Closing, the underwriters for AHAC’s initial public offering (“IPO”) agreed to defer payment of $3.2 million of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note (the “Underwriter Promissory Note”). The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The Company has a right to pay up to fifty percent (50%) of the principal and interest due on this promissory note using the common stock of the Company at a price per share of $10.56. The remaining fifty percent (50%) of the principal and interest due on this promissory note must be paid in cash. As of December 31, 2023 the Company had not repaid the Underwriter Promissory Note and the outstanding balance of $3.2 million is recorded as a short-term loan in the consolidated financial statements. The Company recorded $0.3 million of interest expense on the outstanding balance in the Company’s consolidated financial statements for the fiscal year ended December 31, 2023.

4. Fair Value Measurements

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of December 31, 2023:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(58,523)	$(58,523)
Fixed Maturity Consideration	-	-	(4,123)	(4,123)
2023 Convertible Note (1)	-	-	(5,618)	(5,618)
SPA Warrant	-	-	(764)	(764)
Ayrton Note Purchase Option	-	-	-	-
Total financial liabilities	$-	$-	$(69,028)	$(69,028)

(1)	Refer to Note 6, Short-Term Loan Agreements, for a reconciliation of the fair value of the 2023 Convertible Note to the total short-term loans, net of issuance costs in the Company’s consolidated balance sheets.

During the fiscal year ended December 31, 2023 there were no transfers between Level 1, Level 2 and Level 3. During the fiscal year ended December 31, 2022 there were no liabilities measured at fair value.

Valuation of Backstop Put Option Liability and Fixed Maturity Consideration

The Company utilized a Monte-Carlo simulation to value the Backstop Put Option Liability and Fixed Maturity Consideration. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, expected term, expected future stock price, and various simulated paths, were utilized to estimate the fair value of the associated derivative liabilities. The values of the Backstop Put Option Liability and Fixed Maturity Consideration were calculated as the average present value over 50,000 simulated paths. The Company measures the fair values at each reporting period, with changes in fair values recorded within other income/(expense) in its consolidated statements of operations.

	Estimated volatility	Expected future stock price	Risk-free rate
Backstop Put Option Liability and Fixed Maturity Consideration	100%	$1.95 - $13.93	4.4%

Valuation of the 2023 Convertible Note and SPA Warrant

The Company utilized a Monte-Carlo simulation to value the 2023 Convertible Note and SPA Warrant. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including subsequent placement and change in control, and various simulated paths, were utilized to estimate the fair value of the associated liabilities. The Company measures the fair values at each reporting period, with changes in fair values recorded within other income/(expense) in the Company’s consolidated statements of operations.

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated volatility	Range of probabilities	Risk-free rate
2023 Convertible Note	50%	5% - 80%	5.3%
SPA Warrant	100%	5% - 80%	3.9%

Valuation of the Ayrton Note Purchase Option

The Company utilized the Black-Scholes Merton model to value the Ayrton Note Purchase Option. The key inputs and assumptions used in the Black-Scholes Merton model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. The Company measures the fair value at each reporting period, with changes in fair value recorded within other income/(expense) in the Company’s consolidated statements of operations. As of December 31, 2023, it was determined that the fair value of the Ayrton Note Purchase Option was zero.

The following table summarizes some of the significant inputs and assumptions used in the Black-Scholes Merton model:

	Estimated volatility	Risk-free rate
Ayrton Note Purchase Option	13%	4.4%

The following table provides a roll forward of the aggregate fair values of the Company’s Backstop Put Option Liability, Fixed Maturity Consideration, the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option for which fair values are determined using Level 3 inputs:

Level 3 Rollforward (in thousands)	Backstop Put Option Liability	Fixed Maturity Consideration	2023 Convertible Note	SPA Warrant	Ayrton Note Purchase Option
Balances as of January 1, 2023	$-	$-	$-	$-	$-
Initial fair value measurement	(12,414)	(3,166)	(5,628)	(1,932)	(269)
Changes in fair value	(46,109)	(957)	10	1,168	269
Balance as of December 31, 2023	$(58,523)	$(4,123)	$(5,618)	$(764)	-

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	For the fiscal years ended
(in thousands)	2023	2022
Accounting and legal fees	$12,099	$10,250
Vendor fees	2,517	646
Research and development	636	544
Other	933	-
Total accounts payable and accrued expenses	$16,185	$11,440

6. Short-term Loan Agreements

As of December 31, 2023 and December 31, 2022, the Company had the following short-term loan balances:

(in thousands)	For the fiscal years ended
Short-term loans:	2023	2022
Second Street Loan	$600	$600
Second Street Loan 2	400	200
March Second Street Loan	700	-
McKra Loan	1,000	-
Underwriter Promissory Note	3,150	-
2023 Convertible Note	5,618	-
Poseidon Demand Note	650	-
Less: issuance costs remaining to be amortized	-	(24)
Short-term loans, net of issuance costs	$12,118	$776

Second Street Capital Loans

Second Street Loan

In February 2022, the Company entered into a Loan Agreement with Second Street Capital (the “Second Street Loan”), pursuant to which the Company borrowed $0.6 million. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. The Company issued to Second Street Capital a warrant to purchase 312,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of the Company’s next financing, Second Street Capital has the right to put the warrants to the Company in exchange for a payment of $0.3 million. The Company was originally required to repay the Second Street Loan on the earlier of (i) 5 business days after the Company’s next financing or (ii) November 18, 2022. The Company recognized an expense of $0.3 million for the put option. The accounting treatment for the warrants is discussed within Note 10, Warrants.

Second Street Loan 2

In April 2022, the Company entered into a second Loan Agreement with Second Street Capital (the “Second Street Loan 2”), pursuant to which the Company borrowed $0.2 million, which was later amended in January 2023 to borrow an additional $0.2 million. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. The Company issued to Second Street Capital a warrant to purchase 62,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. The Company was originally required to repay the Second Street Loan 2 on the earlier of (i) 5 business days after the Company’s next financing or (ii) November 18, 2022. The Company recognized an expense of $0.4 million for the warrants issued based on the estimated fair value of the awards on the date of grant. The accounting treatment for the warrants is discussed within Note 10, Warrants.

March Second Street Loan

In March 2023, the Company entered into a new loan agreement with Second Street Capital (the “March Second Street Loan” and together with the Second Street Loan and Second Street Loan 2, the “Second Street Loans”) pursuant to which the Company could borrow up to $1.0 million to pay certain accrued expenses. Of this amount, the Company borrowed $0.7 million. The loan bears interest at 15% per annum. The Company issued a warrant to Second Street Capital for 200,000 shares of the Company’s common stock, exercisable for five years at an exercise price of $10.34 and will pay up to $0.2 million in loan fees at maturity. Since the Company only borrowed $0.7 million, the loan fee of $0.1 million is due at maturity. The accounting treatment for the warrants is discussed within Note 10, Warrants.

Second Street Capital Loan Amendments

In connection with amendments to the Second Street Loans, an additional 225,000 and 75,000 warrants to purchase the Company’s common stock were issued to Second Street Capital in 2023 and 2022, respectively. The terms of the warrants and respective accounting treatments are summarized in Note 10, Warrants.

The most recent amendment, effective as of May 2023, included the following terms, with no conditions present as of December 31, 2023:

(i)	Upon execution of the amendment, the Company paid the remainder of outstanding fees due.
(ii)	Within 5 business days of the receipt of the first Additional Closing (as defined within the Securities Purchase Agreement, discussed in Note 7, Senior Secured Convertible Notes), the Company is required to pay $0.5 million towards its outstanding loans.
(iii)	Within 5 business days of the second Additional Closing (as defined within the Securities Purchase Agreement), the Company is required to pay $1.2 million towards its outstanding loans plus any accrued unpaid interest.
(iv)	In the event the Company raises additional equity through financing arrangements of at least $25.0 million, the Company is required to use the proceeds to repay the remainder of its outstanding loans plus any accrued unpaid interest.
(v)	In exchange for the amendment, the Company issued 25,000 shares of its common stock to Second Street Capital. The fair value of the shares issued are recorded in the Company’s consolidated statements of operations as a loss on debt extinguishment.

Second Street Loans – Interest Expense

During the fiscal years ended December 31, 2023 and 2022, the Company recognized $0.7 million and $0.2 million of interest expense on the Second Street Loans, respectively, including $0.4 million and $0.1 million, respectively, related to the amortization of debt issuance costs.

McKra Loan

In March 2023, the Company entered into a Loan Agreement with McKra Investments III (“McKra”) pursuant to which the Company borrowed $1.0 million, which bears interest at 15% per annum (the “McKra Loan”). The Company is required to pay a $0.2 million loan and convenience fee due upon repayment of the loan. The Company issued a warrant to purchase 200,000 shares of the Company’s common stock, with an exercise price of $10.34 per share, exercisable until March 27, 2028. The accounting treatment for the warrants is discussed within Note 10, Warrants.

The McKra Loan was amended, effective as of May 2023, including the following terms:

(i)	Upon execution of the amendment, the Company paid the remainder of outstanding fees due.
(ii)	Within 5 business days of the receipt of the first Additional Closing (as defined within the Securities Purchase Agreement, discussed in Note 7, Senior Secured Convertible Notes), the Company is required to pay $0.5 million towards its outstanding loans.
(iii)	Within 5 business days of the second Additional Closing (as defined in Note 7, Senior Secured Convertible Notes), the Company is required to pay $0.5 million towards its outstanding loans plus any accrued unpaid interest.
(iv)	In the event the Company raises additional equity through financing arrangements of at least $25.0 million, the Company is required to use the proceeds to repay the remainder of its outstanding loans plus any accrued unpaid interest.
(v)	As consideration for entering into the amendment, the Company issued 25,000 shares of its common stock to McKra. The fair value of the shares issued are recorded in the Company’s consolidated statements of operations as a loss on debt extinguishment.

During the fiscal year ended December 31, 2023, the Company recognized $0.3 million of interest expense on the McKra Loan, including $0.2 million related to the amortization of debt issuance costs.

Poseidon Demand Note

On October 2, 2023, the Company issued a demand promissory note to its largest stockholder and related party, Poseidon Bio, LLC (“Poseidon”) for $0.7 million (the “Poseidon Demand Note”). The entire principal amount of the Poseidon Demand Note will be due and payable in full on demand, or on such earlier date the principal amount may become due and payable pursuant to certain triggering events (the “Maturity Date”). Interest accrues on the unpaid principal amount of the Poseidon Demand Note at a rate of 5% per annum and is payable on the Maturity Date. Interest expense related to the Poseidon Demand Note in the amount of $8 thousand is reflected in other income (expense) in the consolidated statement of operations for the fiscal year ended December 31, 2023.

See Note 3, Business Combination and Backstop Agreement, for information on the Underwriter Promissory Note and Note 7, Senior Secured Convertible Notes, for information on the 2023 Convertible Note.

7. Senior Secured Convertible Notes

Senior Secured Convertible Notes

In May 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of the Company’s common stock, in an aggregate principal amount of up to $27.0 million, in a private placement (the “Ayrton Convertible Note Financing”). In May 2023, the Company consummated the closing for the sale of (i) the initial note in the principal amount of $7.6 million (the “2023 Convertible Note”) and (ii) a warrant to initially acquire up to 552,141 additional shares of the Company’s common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “SPA Warrant”). Each Note will be sold at an original issue discount of 8%. Future issuances of Notes (“Additional Closings”) are subject to satisfaction of certain conditions. At the closing of the first Additional Closing, $8.6 million in principal amount of Notes will be issued (the “First Additional Closing Date”) and $10.8 million in principal amount of Notes will be issued at the closing of the second Additional Closing. So long as any Notes remain outstanding, the Company and each of its subsidiaries are prohibited from effecting or entering into an agreement to effect any subsequent placement involving a Variable Rate Transaction, as defined within the SPA, other than pursuant to the White Lion Common Stock Purchase Agreement.

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

All or any portion of the principal amount of each Note, plus accrued and unpaid interest is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $10.34 per share, subject to certain adjustments and alternative conditions. A noteholder will not have the right to convert any portion of a Note, to the extent that, after giving effect to such conversion, the noteholder (together with certain of its affiliates and other related parties) would beneficially own in excess of 9.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion. Upon a change of control of the Company, noteholders may require the Company to redeem all, or any portion, of the Notes at a price stipulated by certain conditions as discussed within the SPA. At December 31, 2023, the principal amount outstanding under the 2023 Convertible Note was $7.6 million.

The Notes provide for certain events of default, including, among other things, any breach of the covenants described in the SPA and any failure of Dr. Chirinjeev Kathuria to be the chairman of the Company’s Board of Directors. In connection with an event of default, the noteholders may require the Company to redeem all or any portion of the Notes, at a premium set forth in the SPA.

The Company is subject to certain customary affirmative and negative covenants regarding the rank of the Notes, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. The Company is also subject to financial covenants requiring that (i) the amount of the Company’s available cash equals or exceeds $3.0 million at the time of each Additional Closing; (ii) the ratio of (a) the outstanding principal amount of the Notes, accrued and unpaid interest thereon, and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceeding 35%; and (iii) at any time any Notes remain outstanding, with respect to any given calendar month (each, a “Current Calendar Month”) (x) the available cash on the last calendar day in such Current Calendar Month shall be greater than or equal to the available cash on the last calendar day of the month prior to such Current Calendar Month less $1.5 million.

The Company has elected to account for the Notes at fair value under the fair value option, under which the Notes were initially measured at fair value and subsequently re-measured during each reporting period. Changes in fair value are reflected within other income/(expense) in the consolidated financial statements, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive income.

Further, the Company concluded that the right to acquire additional Notes is separately exercisable from the 2023 Convertible Note and the SPA Warrant. If and when the additional Notes are issued, the Company will evaluate whether to account for such additional Notes at (a) fair value under the fair value option or (b) an amortized cost.

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder of $0.6 million recorded to other income/(expense) on the consolidated statements of operations. The Company reassess the classification of the SPA Warrant at each reporting period and records any changes to fair value to other income/(expense) on the consolidated statement of operations. To date, there have been no changes to the classification of the SPA Warrant.

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the Ayrton Note Purchase Option, which gives the Investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more Additional Closings. The initial recognition of this liability was measured at fair value utilizing the Black-Scholes Merton model and the fair value of $0.3 million was recorded to other income/(expense) on the consolidated statements of operations for the fiscal quarter ended June 30, 2023. The liability is remeasured at each reporting period and the Company records any changes to other income/(expense) on the consolidated statement of operations. As of December 31, 2023, it was determined that the fair value of the Ayrton Note Purchase Option was zero.

The Company issued 39,650 shares of its common stock to the Investor during the fiscal year ended December 31, 2023 as interest payments. A total of $0.2 million was recorded as fair value of non-cash stock issuances on the consolidated statement of operations or the shares issued based on the grant date fair values.

As of December 31, 2023, the Company is in default of its obligations with respect to Ayrton LLC as a result of, among other things, its delinquent SEC filings.

8. Commitments and Contingencies

Litigation

From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities, including the significant matters described below that could have a material impact on our results of operations and cash flows. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For such matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Heller v. Ocean Biomedical, Inc. et al.:

On May 23, 2023, Jonathan Heller (“Heller”) filed a civil action against the Company, Poseidon Bio LLC, Dr. Chirinjeev Kathuria and Elizabeth Ng (collectively, the “Defendants”) in the District Court of Rhode Island. Heller has asserted claims alleging that he is entitled to earned salary and various other payments following his resignation from the Company. On July 27, 2023, Defendants filed their Answer and Affirmative Defenses. On September 3, 2024, Defendants filed a Motion to Dismiss numerous Counts included in the claims on the grounds that the Counts fail to state a claim upon which relief may be granted. If successful, this Motion would remove Dr. Kathuria and Ms. Ng as named defendants and will reduce the number of claims against the Company to three. The Court has not provided a hearing date for this Motion. The Company has concluded that a loss is probable and has recorded a liability of $0.5 million as of December 31, 2023 within Accounts Payable and Accrued Expenses on the consolidated balance sheets.

IPFS Corporation v. Ocean Biomedical, Inc.

On January 4, 2024, IPFS Corporation (“IPFS”) filed an action against the Company in the U.S. District Court for the District of Delaware. IPFS claims amounts owed relating to financing provided to Aesther Healthcare Acquistion Corp for commercial insurance premiums in 2022, after the August 31, 2022 Merger Agreement but prior to closing of the Business Combination. IPFS filed a motion for a default judgment on February 16, 2024. Two default judgments have been entered in favor of IPFS; one entered April 19, 2024 related to the principal amount of $0.1 million and the other entered on May 21, 2024 related to costs and attorneys’ fees incurred in the amount of $0.03 million. Both judgments accrue interest until paid. The Company has concluded that a loss is probable and has recorded a liability of $0.1 million as of December 31, 2023 within Accounts Payable and Accrued Expenses on the consolidated balance sheets.

Entoro Securities LLC v. Ocean Biomedical, Inc.

In June 2024, Entoro Securities LLC (“Entoro”) filed an action against the Company in the Superior Court of Delaware. Entoro claims that its subcontractor introduced the Company to Aesther Healthcare Acquisition Corp. and claims that the Company is obligated to pay Entoro a finder’s fee as a result of the Business Combination. Entoro seeks a finder’s fee in the amount of $2 million and 4,750,000 shares of the Company’s common stock. Discovery is underway. Based on the Company’s investigation to date, the Company does not believe the allegations in the Complaint have merit. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of December 31, 2023.

Meteora Special Opportunity Fund I, LP, et al. v. Ocean Biomedical, Inc.

On May 22, 2024, Meteora Special Opportunity Fund I, LP, et al. (comprised of Meteora Special Opportunity Fund I, LP; Meteora Capital Partners, LP; and Meteora Select Trading Opportunities Master, LP, together “the Plaintiffs”), filed an action against the Company in the Supreme Court of the State of New York, New York County. The Plaintiffs claim that the Seller VWAP Triggering Event related to the Backstop Agreement as described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies and Note 3, Business Combination and Backstop Agreement, occurred on November 3, 2023 when the Company’s stock price traded below $4.00 per share for 30 of the preceding 45 trading days. The Plaintiffs set a Maturity Date for February 2024, at which time the Plaintiffs allege the entire Maturity Consideration became due and owed to the Plaintiffs in the amount of $6.3 million. The Company filed its opposition to the motion on September 6, 2024 and cross-moved for an extension of its time to answer or otherwise respond to the Complaint. Discussions with the Plaintiffs and the Court are on-going. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of December 31, 2023.

Leases

As of December 31, 2023, the Company is not a party to any leasing agreements.

License Fees

The Company has entered into license agreements with its academic research institution partners. Under these license agreements, the Company is required to make annual fixed license maintenance fee payments. The Company is also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license and collaboration agreements are contingent upon future events such as achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, the Company has not included these fees in the consolidated balance sheets as of December 31, 2023 and 2022.

For further discussion on license fees recorded during the period, refer to Note 12, License and Manufacturing Agreements.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50 million. As of December 31, 2023, we have contingent compensation and bonuses in the amount of $12.4 million to certain members of senior management.

We also have $1.0 million of contingent vendor payments, which are also contingently payable based only upon our first cumulative capital raise of at least $50 million.

These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under these agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our consolidated financial statements. During the fiscal year ended December 31, 2023, $0.9 million of contingent compensation was paid and recorded in general and administrative expenses on the Company’s consolidated statement of operations.

9. Equity

Common Stock

The holders of common stock of the Company are entitled to dividends when and if declared by the board of directors. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. As of December 31, 2023, the Company had 300.0 million authorized shares with a par value of $0.0001 per share. As of December 31, 2022, the Company had 180.6 million authorized shares with a par value of $0.0001 per share.

Virion Contribution Agreement

On October 11, 2023, the Company entered into an Amended and Restated Contribution Agreement (the “Contribution Agreement”) with Virion Therapeutics, LLC (“Virion”) and Poseidon Bio LLC to provide financial, technical and operational assistance to further growth and development of Virion’s Intelligent and Adaptable CD8+ T cell-based Immunotherapy (“VIACT”) platform. Pursuant to the Contribution Agreement, the Company acquired a 50% membership interest in Virion and purchased one membership unit of Virion for an initial contribution of either a) $4.1 million in cash, or b) 750,000 shares of the Company’s common stock, 250,000 of which were transferred to Virion by Poseidon Bio LLC, with the remaining 500,000 shares issued by the Company on December 1, 2023. The Company elected to fund the initial contribution via the issuance of shares of its common stock. In the case of an initial contribution in the form of shares of common stock, the Contribution Agreement provides for a post-closing true-up 18 months from the closing date, whereby the Company would be required to make a true-up contribution. This post-closing true-up amount would be equal to the difference between liquidation proceeds received by Virion from the sale of the 750,000 shares of common stock received in the initial contribution and $4.1 million. The post-closing true-up amount is payable, at the Company’s discretion, in the form of additional shares of the Company’s common stock, or cash. This investment has been reflected at the minimum amount to be contributed as of the post-closing true-up, or $4.1 million and is reflected in non-current assets on the Company’s consolidated balance sheets as Investment in Virion. The Company initially recorded a liability of $2.8 million for the estimated amount of the post-closing true-up, reflecting the $4.1 million reduced by the fair market value of the common stock issued pursuant to the Contribution Agreement at the time of the contribution. The liability will remeasured at each reporting period and the Company will record any changes to other income/(expense) on the consolidated statement of operations. Based upon the closing price of the Company’s common stock at December 31, 2023, the Company increased the liability for the post-closing true-up to $3.6 million and reflected and expense of $0.8 million for the change in the fair value of the Virion Contribution Liability in other income/(expense) on its consolidated statement of operations.

The investment in Virion is accounted for as an equity method investment under ASC 323 as the Company has significant influence over the investee. For the fiscal year ended December 31, 2023, Virion incurred a net loss of approximately $6.8 million. The Company recorded its share of this loss of approximately $0.8 million for its prorated share of the net loss from the date of Contribution Agreement thru December 31, 2023.

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

Stock Options to Non-Employee Directors

Under the Non-employee Director Compensation Policy, upon initial election or appointment to the Board, each new nonemployee director will be granted under the Incentive Plan a one-time grant of a non-statutory stock option to purchase 75,000 shares of its common stock on the date of such director’s election or appointment to the Board, issuable under the incentive plan. These will vest in substantially equal monthly installments over three years, subject to the director’s continued service as a member of the Board through each applicable vesting date.

On February 15, 2023, 75,000 options were granted to each of the non-employee directors at a strike price of $10.00 per share.

The estimated fair value of a non-statutory stock option to purchase common stock on the grant date was $3.73 per share and was determined using the Black-Scholes Merton model. The valuation used the following assumptions:

Expected volatility: 75%

Expected term: 6.5 years

Risk-Free Interest Rate: 4%

Dividend Yield: The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

The stock-based compensation expense recorded for the fiscal year ended December 31, 2023 was $0.6 million and was recorded within general and administrative expense in the Company’s consolidated statements of operations, as discussed below.

The following table summarizes stock option activity during the fiscal year ended December 31, 2023:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	--	--	--	--
Options granted	600,000	$10.00	2.1	--
Options cancelled or forfeited	--	--	--	--
Outstanding at December 31, 2023	600,000	$10.00	2.1	--

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of December 31, 2023 and the exercise price of the stock options. As of December 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $1.6 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years. No stock options were exercised during the period.

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

The Board has discretion to amend the ESPP to any extent and in any manner it may deem advisable, provided that any amendment that would be treated as the adoption of a new plan for purposes of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) will require stockholder approval. The Board may suspend or terminate the ESPP at any time. No purchases were made as of December 31, 2023.

Profits Interests in Poseidon

Legacy Ocean’s founder and then sole stockholder was issued 17,454,542 shares of Legacy Ocean’s common stock (“Founders Shares”) upon the formation of Legacy Ocean on January 2, 2019. After inception and prior to the Business Combination, the majority of the Founders Shares were contributed to Poseidon Bio, LLC (“Poseidon”), with Poseidon subsequently granting Class A and Class B profit interests to Legacy Ocean’s founder and other certain executives and employees, respectively, and resulting in Legacy Ocean’s founder holding 100% of the voting power of Poseidon. Further, after inception and prior to the Business Combination, Legacy Ocean implemented reverse stock splits which are appropriately reflected as applicable to the consolidated financial statements.

These profit interests grants to the Company’s controlling shareholder were deemed to be transactions incurred by the shareholder and within the scope of ASC 718, Stock Compensation. As a result, the related transactions by the shareholder were pushed down into the Company’s condensed consolidated financial statements. As of December 31, 2023, Legacy Ocean’s founder held 100% of the voting power and 68% of the equity interests in Poseidon. The related stock-based compensation recognized is discussed below.

Stock-Based Compensation

The Company recognizes stock-based compensation costs for equity-based compensation awards granted to employees, nonemployees, and directors in accordance with U.S. GAAP. The Company estimates the fair value and the resulting amounts using the Black-Scholes option-pricing model. The fair value is recognized on a straight-line basis over the requisite service periods but accelerated to the extent that grants vest sooner than on a straight-line basis. Forfeitures are accounted for as they occur and requires management to make a number of other assumptions, including the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the grant or option.

Stock-based compensation for the fiscal year ended December 31, 2023 consisted of costs related to (i) stock options granted to non-employee directors in the first quarter of 2023 and (ii) warrants issued to advisors and consultants, as discussed below. Stock-based compensation for the fiscal year ended December 31, 2022 solely consisted of costs related to the profit interests in Poseidon.

The stock-based compensation allocation was based upon the grantees’ vested interests and the amount of time spent in their respective operating department. The following table summarizes the allocation of stock-based compensation for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Research and development expense (1)	$-	$8,231
General and administrative expense (2)	1,205	4,147
Total stock-based compensation expense	$1,205	$12,378

(1)	As discussed above, certain executives and employees of the Company hold profit interests in Poseidon. The fair value of these profit interest was recorded on the grant dates at fair value utilizing an option-pricing model under which interests are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class, adjusted for a discount for the lack of marketability to account for a lack of access to an active public market. As of the end of fiscal 2022, the profit interests were fully amortized.

(2)	In March 2023, the Company issued warrants to advisors and consultants as discussed below in Note 10, Warrants, which resulted in $0.6 million of stock-based compensation expense in 2023. Refer to discussion below for further detail. Also included in general and administrative expense is the stock-based compensation expense for the options awards to non-employee directors as discussed above.

As of December 31, 2023, there was $1.6 million of unamortized stock-based compensation expense, to be recognized over a weighted-average period of approximately 2.1 years.

10. Warrants

As of December 31, 2023 and 2022, the following warrants to purchase common stock were outstanding:

	December 31, 2023
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2023	426,427	$8.06	(2)	3/8/2026
Second Street Capital (1)	February 2023	85,285	$8.06	Equity-classified	4/22/2026
Second Street Capital (1)	February 2023	102,342	$7.47	Equity-classified	9/30/2026
Second Street Capital	February 2023	75,000	$10.34	Equity-classified	2/15/2028
Second Street Capital	March 2023	200,000	$10.34	Equity-classified	3/29/2028
Second Street Capital	March 2023	150,000	$11.50	Equity-classified	3/31/2028
McKra Investments warrant	March 2023	200,000	$10.34	Equity-classified	3/28/2028
Special Forces F9 warrant	March 2023	150,000	$11.50	Equity-classified	3/7/2028
Public Warrants	(4)	5,250,000	$11.50	Equity-classified	2/14/2028
Private Warrants	(4)	5,411,000	$11.50	Equity-classified	2/14/2028
SPA Warrant (3)	May 2023	552,141	$11.50	Liability-classified	5/25/2028
		12,602,195

	December 31, 2022
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2022	312,500	$11.00	(2)	3/8/2026
Second Street Capital (1)	April 2022	62,500	$11.00	Equity-classified	4/22/2026
Second Street Capital (1)	September 2022	75,000	$10.20	Equity-classified	9/30/2026
		450,000

(1)	Upon Closing, and as discussed in Note 3, Business Combination and Backstop Agreement, Second Street Capital’s warrants issued from Legacy Ocean in 2022 were terminated in exchange for the Converted Ocean Warrants.

(2)	The Legacy Ocean warrant issued in February 2022 was issued with the right to put the warrant in exchange for a payment of $250,000. At the time of issuance, these warrants were recorded as a liability and as Second Street Capital had the intention to exercise the put option in the near-term, the Company determined that recording the liability at its fair value of $250,000 was appropriate.

(3)	For further detail on the SPA Warrant, refer to Note 7, Senior Secured Convertible Notes.

(4)	For further detail on the Public Warrants and Private Warrants, refer to the “Public and Private Warrants” discussion below.

In 2022 and 2023, the Company entered into certain agreements with Second Street Capital, Special Forces F9, LLC (“Special Forces”), and McKra for which it issued warrants exercisable to purchase the Company’s common stock. For each of the warrants issued, the Company utilized the guidance within ASC 480, Distinguishing Liabilities from Equity¸ to determine whether the instruments should be recorded as liabilities or as equity. For warrants that are fully vested upon issuance with a fixed life term, the instrument is classified as equity and the Company recognizes the estimated fair value of the warrant within equity on the date of grant, with the offset be recorded within (i) other income/(expense) for those issued in conjunction with loans and (ii) stock-based compensation within operating expenses for those issued to advisors and consultants. Further, for any warrants that are issued in connection with a loan and are not fully vested upon issuance, the fair value of the debt issuance is amortized over the set term. The estimated fair value for the equity-classified warrants is determined utilizing the Black-Scholes Merton model, as described below. For the warrant with a put option, the Company recorded a corresponding liability in its consolidated balance sheets as discussed above.

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

Following the Closing of the Business Combination, the value of warrants issued by the Company was based on the closing price of its common stock as reported on the Nasdaq Capital Market on the grant date. The Company estimates the fair value, based upon these values, using the Black-Scholes Merton model, which is affected principally by the life of the warrant, the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the warrant for time periods approximately equal to the expected term of the warrant. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company expenses the amount for warrants and stock-based awards within other income/(expense) and stock-based compensation within operating expenses, as applicable, in its consolidated statements of operations.

Second Street Warrants

In connection with the Second Street Loans discussed in Note 6, Short-Term Loan Agreements, the Company issued a total of eight warrants exercisable to purchase an aggregate of 1,039,054 shares of its common stock to Second Street Capital (including the Converted Ocean Warrants, as discussed above). During the fiscal years ended December 31, 2023 and 2022, the Company recognized $1.5 million and $0.8 million, respectively, in other income/(expense) in its consolidated statements of operations to record the issuance of warrants based on the estimated fair value of the awards on the date of grant.

The warrant issued in connection with the March Second Street Loan, exercisable for 200,000 shares of the Company’s common stock, was treated as a debt discount and the respective fair value is being amortized over the life of the term of the loan. For those warrants issued in exchange for maturity extensions, the Company concluded that they met the accounting requirements for debt extinguishments and as such the fair values of the warrants, as well as related fees, were recorded in full to other income/(expense) in the period of issuance, with the offset to additional paid-in capital. As of December 31, 2023, all of the warrants remain outstanding.

McKra Investments III Warrant

In connection with the McKra Loan, discussed in Note 6, Short-Term Loan Agreements, the Company issued a warrant exercisable to purchase 200,000 shares of its common stock. The warrant is being treated as a debt discount and the fair value is being amortized over the life of the term of the warrant. During the fiscal year ended December 31, 2023, the Company recognized $0.8 million in other income/(expense) in its consolidated statements of operations based on the estimated fair value of the awards on the date of grant. As of December 31, 2023, the warrant remains outstanding.

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

In the first quarter of 2023, the full amount of the $0.6 million of the fair value of the warrant was recognized since the warrant was fully vested upon issuance. The fair value was recorded as stock-based compensation within general and administrative expense on the Company’s consolidated statements of operations. As of December 31, 2023, the warrant remains outstanding.

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

For accounting purposes, the Company accounts for the IPO Warrants (i) in accordance with the guidance contained in ASC 480-10-25-8 and ASC 815-40 and (ii) classified as an equity instrument. The fair values of the IPO Warrants were accounted for as deemed dividends. Since the entries to recognize the fair value of the IPO Warrants offset within additional paid-in capital, there is no inherent impact to the consolidated financial statements.

Additional Share Consideration

In connection with a Marketing Services Agreement, dated March 7, 2023, between the Company and Outside The Box Capital (“OTBC”), the Company issued to OTBC 13,257 shares of its common stock as consideration, pursuant to the Marketing Services Agreement, in the second quarter of 2023. The fair value of this stock issuance of $0.1 million was recorded within other income/(expense) in the Company’s consolidated statements of operations.

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

The net loss per share for the basic and diluted earnings calculations for the fiscal years ended December 31, 2023 and 2022 is as follows (in thousands, except share and per share data):

	2023	2022
Numerator:
Net loss	$(114,466)	$(17,359)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	26,292,438	23,355,432
Net loss per common share, basic and diluted	$(4.35)	$(0.74)

As noted above, the following securities were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive:

	2023	2022
Stock options	600,000	-
Warrants to purchase common stock	12,602,195	450,000

12. Income Taxes

Provision for income taxes

There is no provision for income taxes because the Company has incurred operating losses and capitalized certain items for income tax purposes since its inception and maintains a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense for the period differs from the amount that would result from applying the federal statutory tax rate to net loss before taxes primarily because of the change in valuation allowance.

	For the Year Ended
	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
Permanent items	(18.7)%	0.0%
Change in valuation allowance	(2.3)%	(21.0)%
Income tax provision (benefit)	0.0%	0.0%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating losses, tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2023 and 2022, the Company’s deferred tax assets are the tax effects of amortization of organization and start-up costs, U.S. federal and state NOL carryforwards, and stock-based compensation.

The significant components of the net deferred tax assets are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Organization and start-up costs	$42	$46
Net operating loss carryforwards	5,962	1,338
Stock-based compensation	14,728	14,475
Losses-put option and warrant issuance	-	226
R&D tax credits	28	-
Total deferred income tax assets	20,760	16,085
Valuation allowance	(20,760)	(16,085)
Deferred tax asset, net of allowance	$—	$—

The Company may be entitled to claim additional federal and state income tax credits for its 2023 R&D activities, but these amounts have not yet been determined. Any R&D Credits generated by the Company in 2023 would result in an additional deferred tax asset that would be subject to a full valuation allowance. Future changes in ownership may limit the utilization of net operating loss carryforwards and R&D Credits due to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar provisions.

13. License and Manufacturing Agreements

Elkurt/Brown License Agreements

In 2020, the Company entered into four separate Exclusive License Agreements (the “Initial Brown License Agreements”) with Elkurt, Inc.(“Elkurt”), a licensee of Brown University, which were subsequently amended in 2022 and 2023. Elkurt is a company formed by the Company’s scientific co-founders and members of our Board, Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., PhD, Chair of the Department of Pathology and Laboratory Medicine at Brown University. Under the Initial Brown License Agreements, Elkurt grants the Company exclusive, royalty-bearing licenses to patent rights and nonexclusive, royalty-bearing licenses to know-how, solely to make, have made, market, offer for sale, use, and sell licensed products for use in certain fields.

The latest amendment, executed on November 13, 2023, (i) extended the date after which Elkurt can terminate the license agreements if the Company has not raised at least $10.0 million in equity financing by May 1, 2024 and (ii) extended the dates of the commercialization plan of the license agreement to an additional three years.

For each of the Initial Brown License Agreements, as amended, the Company is required to pay Elkurt (i) a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021 until paid and (ii) an annual license maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 on January 1, 2028. In addition, upon successful commercialization, the Company is required to pay Elkurt (i) between 0.5% to 1.5% of net sales based on the terms of each of the Initial Brown License Agreements and (ii) 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or nonroyalty sublicense income) shall be reduced by 50%. For the fiscal years ended December 31, 2023 and 2022, the Company recorded annual license maintenance fees of $12,000 in each year. For the fiscal year ended December 31, 2023, the Company recorded license fees of $0.3 million.

The Company is also required to pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an Investigational New Drug Application (“IND”), or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. The Company is also responsible for reimbursement of patent costs. The Company records reimbursement of patent costs as general and administrative costs in the consolidated statements of operations as incurred. For the fiscal years ended December 31, 2023 and 2022, the Company incurred reimbursed patent costs expenses to Brown University in the amount of $0.1 million and $0.2 million, respectively. As of December 31, 2023, the Company reflected a balance due of $0.1 million in accrued expenses – related parties on its consolidated balance sheet.

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

For the Brown Anti-PfGARP Small Molecules License Agreement, the Company is required to pay Elkurt (i) an initial license fee of $70,000 which was paid during the second quarter of 2023 and (ii) an annual license maintenance fee of $3,000 beginning on September 13, 2023, which increases to $4,000 annually on September 13, 2028. Upon successful commercialization, based on the terms of the agreement, the Company is required to pay Elkurt (i) 1.25% of net sales and (ii) 25% of all nonroyalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company also is required to pay Elkurt $0.1 million in the event that the Company or one of its sublicensees sublicenses this technology to a major pharmaceutical company or if the license agreement or any sublicense agreement for this technology is acquired by a major pharmaceutical company. A major pharmaceutical company is one that is publicly traded, with market capitalization of at least $5.0 billion and has been engaged in drug discovery, development, production and marketing for no less than 5 years.

The Company is also required to pay Elkurt developmental and commercialization milestone payments pursuant to the Brown Anti-PfGARP Small Molecules License Agreement ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. The Company is also responsible for reimbursement of patent costs.

The contract term for the Brown Anti-PfGARP Small Molecules License Agreement continues until the later of (i) the date on which the last valid claim expires or (ii) ten years. Either party may terminate the Brown Anti-PfGARP Small Molecules License Agreement in certain situations, including Elkurt being able to terminate the Brown Anti-PfGARP Small Molecules License Agreement at any time and for any reason after May 1, 2024 if the Company has not raised at least $10.0 million in equity financing by then.

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

For the Rhode Island License Agreement, the Company was required to pay Elkurt (i) $0.1 million, due within 45 days of an equity financing of at least $10.0 million or November 1, 2023, whichever comes first, and (i) an annual maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 annually on January 1, 2028.

Upon successful commercialization, under the terms of the agreement, the Company is also required to pay Elkurt (i) 1.5% of net sales and (ii) 25% of all nonroyalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or nonroyalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company is also required to pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. For the fiscal years ended December 31, 2023 and 2022, the Company has incurred reimbursed patent costs expenses to Rhode Island Hospital in the amount of $0.1 million and $0.3 million, respectively. As of December 31, 2023, the Company reflected a balance due of $0.2 million in accrued expenses – related parties on its consolidated balance sheet.

The contract term for the Rhode Island License Agreement began January 1, 2021 and will continue until the later of (i) the date on which the last valid claim expires or (ii) fifteen years. Either party may terminate the Rhode Island License Agreement in certain situations, and as discussed above, the next steps for the licensing agreements are still being negotiated. The Rhode Island License Agreement has been sublicensed to the Company’s subsidiary, Ocean Sihoma Inc.

Refer to Note 13, Related Party Transactions, for further detail on the Company’s relationship to Elkurt.

Development and Manufacturing Services Agreement

In December 2020, the Company entered into a Development and Manufacturing Services Agreement with Lonza AG and affiliate Lonza Sales AG (“Lonza”). The Company engaged Lonza pursuant to the development and manufacture of certain products and services along with the assistance in developing the product OCX-253. The agreement outlines the pricing for services and raw materials as incurred and payment terms. For the fiscal years ended December 31, 2023 and 2022, the Company has incurred expenses under this agreement of $0.2 million and $0.1 million, respectively. These costs are reflected in research and development costs on the Company’s consolidated statement of operations.

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

14. Related Party Transactions

License Agreements with Elkurt, Inc.

Elkurt/Brown Licenses

The Company is party to the License Agreements between Elkurt and Brown and the License Agreements between Elkurt and Rhode Island Hospital (see Note 12 Licensing and Manufacturing Agreements above). Elkurt is a company formed by the Company’s scientific co-founders Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., PhD, Chair of the Department of Pathology and Laboratory Medicine at Brown University. Dr. Elias and Dr. Kurtis are members of the Company’s Board.

Transactions with Legacy Ocean’s Founder and Executive Chairman

The Legacy Ocean founder and executive chairman had paid certain expenses on behalf of the Company. He is reimbursed when the Company has sufficient working capital to do so. As of December 31, 2023, the amount due for these expenses was $0.1 million. These amounts were recorded as accrued expenses – related party on the consolidated balance sheets.

Transactions with Chief Accounting Officer

The Company’s former Chief Accounting Officer previously provided consulting services to the Company with RJS Consulting, LLC, his wholly owned limited liability company through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of December 31, 2023 and 2022, the Company owed RJS Consulting, LLC $0.2 million. The amounts were recorded as accounts payable on the consolidated balance sheets and were expensed as accounting fees in general and administrative expenses in 2021.

Transactions with Virion

As discussed in Note 9 – Equity, the Company entered into the Contribution Agreement with Virion on October 11, 2023, resulting in the Company acquiring a 50% membership interest in Virion. As a result, Virion is considered a related party, however, as of December 31, 2023 the Company has not engaged in any transactions with Virion with the exception of the Contribution Agreement.

15. Subsequent Events

The Company has evaluated subsequent events through November 25, 2024, the date that these consolidated financial statements were issued. Except for the matters disclosed below, no additional subsequent events had occurred that would require recognition or disclosure in these consolidated financial statements.

2023 Convertible Note

Between March 4, 2024 and March 8, 2024, the holder of the Company’s 2023 Convertible Note sent Alternate Conversion Notices to the Company to convert the principal value and accrued and unpaid interest into shares of the Company’s common stock pursuant to the Alternate Conversion Price mechanism in the 2023 Convertible Note. The Company is currently evaluating the situation and working with the noteholder to arrive at an equitable resolution.

Effective July 23, 2024, the Company entered into further arrangements to fund up to an additional $7.7 million in additional secured notes (the “2024 Notes”) in conjunction with the 2023 Convertible Note. The first tranche of $1.1 million was funded to various vendors on behalf of the Company to address costs of the Company in preparing its 2023 financial statements and subsequent quarterly reporting requirements, among other things. The balance of the funds shall be released by the investor upon the Company reaching certain milestones over the next several months.

All prior defaults under the existing transaction documents have been deemed cured, and there is a late filing carveout until August 15, 2024. The current Notes have had an extension of the maturity date until December 15, 2024 and installment payments have been waived until the earlier of the date on which the Company’s 2023 Form 10-K is filed and September 1, 2024, with subsequent installments continuing to be due on the first of each month thereafter. No payments have been made.

The Company shall issue to the investor 3,844,466 restricted shares of its common stock in settlement of all past defaults and penalty shares to be issued in conjunction therewith, subject to a leak out of 15% of daily trading value unless the sales price of such shares is above $5.00 per share. The Company is also issuing the investor 1,332,806 warrants which shall be exchangeable on a one for one basis into restricted shares of common stock on or after August 1, 2024.

The Company also confirmed that the principal amount of the Existing Note is $9.7 million, after giving effect to the Event of Default Interest to date and Redemption Premium.

As part of the agreement, Chirinjeev Kathuria, the Company’s Chairman, and Poseidon Bio, LLC, an entity controlled by Dr. Kathuria, also agreed to grant a proxy on all of their shares of the Company’s common stock to an independent third party, to vote them as that party sees fit, until such time as the Notes are paid in full.

On November 22, 2024, the Company issued a Note to an institutional investor upon the same terms as those notes issued in the July 23, 2024 transaction. The principal amount of the Note is $2,712,214, and the purchase price is $2,511,225.70. In conjunction therewith, the Company also lowered the conversion price on $25,000 of its Existing Notes to $0.01 per share, and it issued a warrant to the investor for 1,580,975 shares of its common stock.

All securities are being issued in private placement transactions exempt from registration under Section 4(a)(2) under the Securities Exchange Act of 1934 as amended.

Amendment to Earnout Shares Agreement

Pursuant to the Business Combination Agreement, the Company’s premerger shareholders were to receive up to 19,000,000 shares of the Company’s common stock in three tranches over a three year period, assuming the Company reached certain milestones. The Company’s Board has amended this agreement so that the Earnout Shares are to be issued in restricted shares in three tranches of 6,000,000 shares each, with the first tranche to be issued in the near future (the “initial issuance”) and the remaining tranches to be issued on the first and second year anniversaries of the date of the initial issuance. Additionally, the Sponsor will be issued 1,000,000 shares of the Company’s stock for each issuance of Earnout Shares, as contemplated in the Business Combination Agreement.

All securities are being issued in private placement transactions exempt from registration under Section 4(a)(2) under the Securities Exchange Act of 1934 as amended.

Issuance of Shares in Payment of Note

In 2024, the Company entered into a settlement agreement with Second Street Capital and McKra Investments III with regard to $2.7 million principal amount of promissory notes, plus accrued and unpaid interest and fees. The Company will satisfy payment of past due loan fees by the issuance of 225,000 shares of restricted common stock. The Company will also satisfy the amount due for the principal amount of the notes and accrued and unpaid interest through (i) the issuance of $1.7 million worth of restricted common stock (at a price per share equal to the 30 day vwap of a share of Company common stock as of July 22, 2024), and (ii) payment of the remaining balance of $1.7 million in cash at the time of closing of the Company’s next financing with net proceeds to the Company of more than $10 million either in a public offering or private transaction, or if such a closing does not occur on or before September 30, 2024, in shares of restricted Common Stock of the Company (at a price per share equal to the 30 day vwap of a share of Company common stock as of September 30, 2024). Since the Company did not close a financing with net proceeds to the Company of more than $10 million prior to September 30, 2024, the Company did not pay the remaining balance of $1.7 million in cash.

All securities are being issued in private placement transactions exempt from registration under Section 4(a)(2) under the Securities Exchange Act of 1934 as amended.

Virion Agreement

In September 2024, the Company entered into an amendment to the contribution agreement with Virion. In the amendment, the Company agreed to contribute $9.0 million in cash and/or shares of the Company’s common stock (the “Aggregate Capital Contribution”) in exchange for additional limited liability company units in an amount sufficient to cause the Company’s ownership interest in Virion to equal 22% of Virion’s issued and outstanding membership units, on a fully diluted basis. The Aggregate Capital Contribution will be credited for: a) $1.0 million for amounts already received by Virion in connection with the original contribution agreement; and b) the aggregate proceeds actually received by Virion in connection with the sale of 500,000 shares of the Company’s common stock. If the actual cash received by Virion from the proceeds of the sale of the Company’s shares of common stock (the “Actual Contributions”) does not equal the Aggregate Capital Contribution as of April 1, 2025 (the “Final Contribution Date”), the Company shall have the option, but not the obligation, to make additional capital contributions to Virion, up to an amount equal to the difference between the Aggregate Capital Contributions and the Actual Contributions (the “Final Contribution Amount”). The Final Contribution Amount may be paid, at the Company’s election, in cash, through the issuance of additional shares of the Company’s common stock or a combination of both and shall be made no later than 1 business day following the “Final Contribution Date”). The ownership interest of Virion held by the Company shall be determined based upon the Actual Contributions made, plus any Final Contribution paid to Virion as of the date such calculation is made.

On November 13, 2024, the Company received a notice of default with regard to its 2023 promissory note with EF Hutton, which alleges that $2,076,223.64 is due under the promissory note.

PART II

INFORMATION NOT REQUIRED IN PROSPECTUS

Item 13. Other Expenses of Issuance and Distribution.

Item 14. Indemnification of Directors and Officers.

Section 145 of the Delaware General Corporation Law, or the DGCL, authorizes a corporation to indemnify its directors and officers against liabilities arising out of actions, suits and proceedings to which they are made or threatened to be made a party by reason of the fact that they have served or are currently serving as a director or officer to a corporation. The indemnity may cover expenses (including attorneys’ fees) judgments, fines and amounts paid in settlement actually and reasonably incurred by the director or officer in connection with any such action, suit or proceeding. Section 145 permits corporations to pay expenses (including attorneys’ fees) incurred by directors and officers in advance of the final disposition of such action, suit or proceeding. In addition, Section 145 provides that a corporation has the power to purchase and maintain insurance on behalf of its directors and officers against any liability asserted against them and incurred by them in their capacity as a director or officer, or arising out of their status as such, whether or not the corporation would have the power to indemnify the director or officer against such liability under Section 145.

We have adopted provisions in our amended and restated certificate of incorporation and amended and restated bylaws to be in effect immediately prior to the completion of this offering that limit or eliminate the personal liability of our directors and officers to the fullest extent permitted by the DGCL, as it now exists or may in the future be amended. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director or officer, except for liability for:

●	any breach of the director’s or an officer’s duty of loyalty to us or our stockholders; any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law; any unlawful payments related to dividends or unlawful stock purchases, redemptions or other distributions; or any transaction from which the director derived an improper personal benefit.

These limitations of liability do not alter director or officer liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our bylaws provide that:

●	we will indemnify our directors, officers and, in the discretion of our board of directors, certain employees to the fullest extent permitted by the DGCL, as it now exists or may in the future be amended; and

●	we will advance reasonable expenses, including attorneys’ fees, to our directors and, in the discretion of our board of directors, to our officers and certain employees, in connection with legal proceedings relating to their service for or on behalf of us, subject to limited exceptions.

On February 14, 2023, we entered into indemnification agreements with each of our directors and certain of our executive officers. These agreements provide that we will indemnify each of our directors, certain of our executive officers and, at times, their affiliates to the fullest extent permitted by Delaware law. We will advance expenses, including attorneys’ fees (but excluding judgments, fines and settlement amounts), to each indemnified director, executive officer or affiliate in connection with any proceeding in which indemnification is available and we will indemnify our directors and officers for any action or proceeding arising out of that person’s services as a director or officer brought on behalf of us or in furtherance of our rights. Additionally, certain of our directors or officers may have certain rights to indemnification, advancement of expenses or insurance provided by their affiliates or other third parties, which indemnification relates to and might apply to the same proceedings arising out of such director’s or officer’s services as a director or officer. Nonetheless, our obligations to those same directors or officers are primary and any obligation of such affiliates or other third parties to advance expenses or to provide indemnification for the expenses or liabilities incurred by those directors are secondary.

We will maintain general liability insurance which covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act of 1933, as amended, or the Securities Act.

The underwriting agreement filed as Exhibit 1.1 to this registration statement provides for indemnification of us and our directors and officers by the underwriters against certain liabilities under the Securities Act and the Securities Exchange Act of 1934.

Item 15. Recent Sales of Unregistered Securities.

Set forth below is information regarding securities issued by us, Aesther and Legacy Ocean within the three years preceding the filing of this registration statement that were not registered under the Securities Act. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

(a) Issuances of Capital Stock

In September 2021, the Sponsor purchased an aggregate of 2,625,000 shares of Aesther’s Class B common stock, par value $0.0001 per share, for an aggregate offering price of $25,000. These securities were issued pursuant to Section 4(a)(2) of the Securities Act.

In March and April 2021, Legacy Ocean issued 41,828 shares of its common stock to certain persons who were accredited investors (consisting of friends and family of our employees), at an aggregate offering price of $1.0 million. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the Closing of the Business Combination, on February 14, 2023, the Company, Legacy Ocean and Polar entered into a subscription agreement in which Polar agreed to purchase 1,350,000 newly-issued shares of our Common Stock at a per share purchase price of $10.56 and an aggregate purchase price of $14.3 million (the “Polar Subscription”). The Polar Subscription was the method by which Polar exercised its right to purchase “Additional Shares” pursuant to the Backstop Agreement to which Polar acquired a portion of the rights from Vellar pursuant to the Polar Agreement. The shares acquired by Polar as part of the Polar Subscription are subject to the restrictions for “Additional Shares” set forth in the Backstop Agreement. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the Closing of the Business Combination, on February 14, 2023, the registrant issued to Sponsor 1,365,000 shares of Aesther’s Class A common stock in connection with Sponsor obtaining two (2) three-month extensions beyond the September 16, 2022 deadline to complete an initial business combination. Such shares were reclassified as Ocean Biomedical Common Stock in connection with the Business Combination pursuant to the Amended Certificate. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the Loan Modification Agreement, on March 22, 2023, we issued to NPIC Limited 50,000 shares of our Common Stock in exchange for the extension of the maturity date of the loan made pursuant to the Loan and Transfer Agreement between the registrant, the Sponsor and NPIC Limited dated December 13, 2022. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the Loan Modification Agreement, on April 19, 2023, we issued to NPIC Limited an additional 50,000 shares of our Common Stock in exchange for the extension of the maturity date of the loan made pursuant to the Loan and Transfer Agreement between the registrant, the Sponsor and NPIC Limited dated December 13, 2022. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

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

In connection with the Marketing Services Agreement, dated March 7, 2023, between us and Outside The Box Capital (“OTBC”), we issued to OTBC 13,257 shares of our Common Stock as consideration, pursuant to the Marketing Services Agreement, in May 2023.

In connection with the McKra Loan Amendment, on June 5, 2023, we issued to McKra 25,000 shares of our Common Stock in exchange for the extension of the maturity date of the loan made pursuant to the McKra Loan. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In connection with the Second Street Loans Amendment, on June 5, 2023, we issued to Second Street Capital 25,000 shares of our Common Stock in exchange for the extension of the maturity dates of the loans made pursuant to the Second Street Loan, the Second Street Loan 2, and the March Second Street Loan. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

(b) Issuance of Warrants

On September 17, 2021, Aesther issued 5,411,000 Private Placement Warrants to purchase shares of Aesther Class A common stock to Sponsor for aggregate gross proceeds of $5.4 million.

On February 22, 2022, Legacy Ocean entered into a Loan Agreement with Second Street Capital (the “February 2022 Second Street Loan”), where Legacy Ocean borrowed $0.6 million, which was used to pay a $15,000 loan fee and certain accrued expenses of Legacy Ocean. The February 2022 Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. Legacy Ocean was required to repay the February 2022 Second Street Loan on the earlier of (i) 5 business days after Legacy Ocean’s next financing or (ii) May 23, 2022. Legacy Ocean issued to Second Street Capital a warrant to purchase 312,500 shares of Legacy Ocean’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of our next financing, Second Street Capital has the right to put the warrants to us in exchange for a payment of $0.3 million. On April 22, 2022, the February 2022 Second Street Loan was amended whereas the maturity date was extended from May 23, 2022 to November 18, 2022. Legacy Ocean recognized a loss and recorded the liability of $0.3 million for the put option in its consolidated financial statements for the period ended September 30, 2022.

In April 2022, Legacy Ocean entered into a second Loan Agreement with Second Street Capital (the “April 2022 Second Street Loan”), where Legacy Ocean borrowed $0.2 million, which was used to pay a $15,000 loan fee, $15,000 fee for amending the February 2022 Second Street Loan to extend the maturity date, and $20,000 next day loan fee. The April 2022 Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. Legacy Ocean issued to Second Street Capital a warrant to purchase 62,500 shares of Legacy Ocean’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. Legacy Ocean was required to repay the April 2022 Second Street Loan on the earlier of (i) 5 business days after Legacy Ocean’s next financing or (ii) November 18, 2022. Legacy Ocean recognized a loss of $388,938 for the warrant issued based on the estimated fair value of the awards on the date of grant in Legacy Ocean’s consolidated financial statements for the period ended September 30, 2022.

On September 30, 2022, the February 2022 Second Street Loan and April 2022 Second Street Loan were amended whereas the maturity date was extended from November 18, 2022 to December 30, 2022. In consideration of the extension, Legacy Ocean issued to Second Street Capital a warrant to purchase 75,000 shares of Legacy Ocean’s common stock with an exercise price of $10.20 per share exercisable until September 30, 2026. Legacy Ocean recognized a loss of $0.4 million for the warrant issued based on the estimated fair value of the awards on the date of the grant in Legacy Ocean’s consolidated financial statements for the period ended September 30, 2022. Legacy Ocean recognized a total expense in the amount of $1.1 million of which $0.3 million was for the put option and $0.8 million was for the warrants issued for the fiscal year end December 31, 2022.

On November 17, 2022, Legacy Ocean, Aesther and Second Street Capital entered into a Warrant Exchange Agreement, pursuant to which Legacy Ocean and Aesther agreed as of the Closing of the Business Combination to replace the warrants previously issued by Legacy Ocean to Second Street Capital with new warrants. As of the Closing, the new warrants consisted of three warrants for the number of shares of common stock equal to the economic value of the warrants previously issued to Second Street Capital in exchange for the termination of such previously issued warrants. The new warrants are exercisable for a total of 511,712 shares of our Common Stock at an exercise price of $8.06 per share and 102,342 shares of our Common Stock at an exercise price of $7.47 per share. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

On February 15, 2023, the February 2022 Second Street Loan and April 2022 Second Street Loan were further amended whereas the maturity dates were extended from February 15, 2023 to March 31, 2023. We were required to repay the principal and accrued interest of the February 2022 Second Street Loan and April 2022 Second Street Loan the earlier of (i) 5 business days after our next financing or closing of the Business Combination or (ii) March 31, 2023. In consideration of the extension of the February 2022 Second Street Loan, we paid a $50,000 extension fee and issued to Second Street Capital a warrant to purchase 50,000 shares of our Common Stock with an exercise price of $10.34 per share exercisable until February 15, 2028. In consideration of the extension of the April 2022 Second Street Loan, we paid a $25,000 extension fee and issued to Second Street Capital a warrant to purchase 25,000 shares of our Common Stock with an exercise price of $10.34 per share exercisable until February 15, 2028. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

Dated as of March 19, 2023, we entered into a Strategic Advisory Agreement with Special Forces F9, LLC (“Special Forces”). We issued a warrant to Special Forces for 150,000 shares of our Common Stock, exercisable until March 7, 2028 at an exercise price of $11.50 per share. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

Dated as of March 28, 2023, we entered into a Loan Agreement with McKra Investments III pursuant to which we borrowed $1.0 million to pay certain accrued expenses. The loan bears interest at 15% per annum and is due within three business days of our next financing or receipt of proceeds from the Backstop Agreement or, if earlier, 45 days from the date of the advance. We issued a warrant to the lender for 200,000 shares of our Common Stock, exercisable for five years at an exercise price of $10.34 and will pay $0.2 million in loan fees at maturity. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

Dated as of March 29, 2023, we entered into a Loan Agreement with Second Street Capital pursuant to which we borrowed $1 million to pay certain accrued expenses. The loan bears interest at 15% per annum and is due within three business days of our next financing or receipt of proceeds from the Backstop Agreement or, if earlier, 45 days from the date of the advance. We issued a warrant to the lender for 200,000 shares of our Common Stock, exercisable for five years at an exercise price of $10.34 and will pay $0.2 million in loan fees at maturity. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

On March 31, 2023, the February 2022 Second Street Loan and April 2022 Second Street Loan were further amended whereas the maturity dates were extended from March 31, 2023 to May 31, 2023. We were required to repay the principal and accrued interest of the February 2022 Second Street Loan and April 2022 Second Street Loan the earlier of (i) 5 business days after our next financing or closing of the Business Combination or (ii) March 31, 2023. In consideration of the extension of the February 2022 Second Street Loan, we paid a $60,000 extension fee and issued to Second Street Capital a warrant to purchase 100,000 shares of our Common Stock with an exercise price of $11.50 per share that expires in five years. In consideration of the extension of the April 2022 Second Street Loan, we paid a $35,000 extension fee and issued to Second Street Capital a warrant to purchase 50,000 shares of our Common Stock with an exercise price of $11.50 per share that expires in five years. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

On May 25, 2023, we issued a warrant to Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (the “Ayrton Warrant”) in connection with the Ayrton Convertible Note Financing. The Ayrton Warrant is exercisable for 552,141 shares of our Common Stock at an exercise price of $11.50 per share, exercisable until May 25, 2028. The warrant can be exercised by payment of the exercise price or through a cashless exercise if, at the time of exercise, a registration statement is not effective (or the prospectus contained therein is not available for use) for the resale by the holder of all of the shares underlying the warrant. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

Elkurt Brown License Agreements: On June 13, 2024, we amended the Initial Brown License Agreements such that $0.2 million of past due license fees were paid on July 17, 2024, and $0.2 million of past due license fees and $0.1 million in past due patent expenses were to be paid by October 1, 2024, which remain unpaid and are subject to negotiation between the parties.

Elkurt RIH License Agreements: Only July 17, 2024, we entered into an amendment to pay $0.1 million by July 22, 2024, which was paid.

(c) Grants and Exercises of Stock Options and Restricted Stock

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 25, 2024	Ocean Biomedical, Inc.

	By:	/s/ Michelle Berrey
	Name:	Michelle Berrey
	Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Elizabeth Ng and Jolie Kahn, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michelle Berrey	Director and Chief Executive Officer	November 25, 2024
Michelle Berrey	(Principal Executive Officer)

/s/ Jolie Kahn	Chief Financial Officer	November 25, 2024
Jolie Kahn	(Principal Financial Officer)

/s/ Chirinjeev Kathuria	Director	November 25, 2024
Chirinjeev Kathuria

/s/ Jack A. Elias	Director	November 25, 2024
Jack A. Elias

/s/ Elizabeth Ng	Director	November 25, 2024
Elizabeth Ng

/s/ Jonathan Kurtis	Director	November 25, 2024
Jonathan Kurtis

/s/ Amy Griffith	Director	November 25, 2024
Amy Griffith

/s/ Michael L. Peterson	Director	November 25, 2024
Michael L. Peterson

/s/ Michelle Berrey	CEO and Director	November 25, 2024
Michelle Berrey

/s/ Suren Ajjarapu	Director	November 25, 2024
Suren Ajjarapu

/s/ William Owens	Director	November 25, 2024
William Owens

