Form 10-Q
period 2024-03-31
Ocean Biomedical, Inc.
filed 2024-12-23
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024, the registrant had 34,818,628 shares of common stock outstanding and as of December 20, 2024, there are 34,868,628 shares of common stock outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those below in this Report under the caption “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2023, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” These factors and the other risk factors described in our periodic and current reports filed with the U.S. Securities and Exchange Commission (“SEC”) from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$19	$4
Restricted cash	500	1,000
Prepaid expenses	1,280	1,105
Total current assets	1,799	2,109
Investment in Virion	1,147	3,392
TOTAL ASSETS	$2,946	$5,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,880	$16,185
Accrued expenses – related party	918	946
Short-term loans, net of issuance costs	9,857	12,118
SPA Warrant	2,454	764
Total current liabilities	30,109	30,013
NONCURRENT LIABILITIES
Fixed maturity consideration	4,444	4,123
Backstop put option liability	42,915	58,523
Virion contribution liability	1,261	3,605
Total liabilities	78,729	96,264
STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2024, and December 31, 2023, respectively, 34,818,628 and 34,649,046 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	107,273	105,292
Accumulated deficit	(183,056)	(196,055)
Total stockholders’ deficit	(75,783)	(90,763)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,946	$5,501

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING EXPENSES:
Research and development	$26	$393
General and administrative	569	4,994
Total operating expenses	595	5,387
OPERATING LOSS	(595)	(5,387)
OTHER INCOME (EXPENSE)
Change in fair value of 2023 Convertible Note, SPA Warrant and Ayrton Note Purchase Option	(1,005)	-
Loss in connection with Share Consideration shares	-	(12,676)
Gain (loss) in connection with Backstop Put Option Liability and Fixed Maturity Consideration	15,287	(31,312)
Fair value of warrant issuances	-	(884)
Fair value of stock obligations	(150)	-
Transaction costs	-	(7,578)
Loss on extinguishment of debt	-	(13,953)
Interest expense, including amortization of debt issuance costs	(637)	(301)
Net loss attributable to equity interest in Virion	(2,245)	-
Change in fair value of Virion Contribution Liability	2,344	-
Other	-	(1)
Total other income (expense)	13,594	(66,705)
NET INCOME (LOSS)	$12,999	$(72,092)

Weighted average shares outstanding, basic and diluted	27,344,486	24,822,033
Net income (loss) per share, basic and diluted	$0.48	$(2.90)

See accompanying notes to the unaudited condensed consolidated financial statements,

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands)

(unaudited)

For the Three Months Ended March 31, 2024

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2023	35,249,046	$-	$105,292	$(196,055)	$(90,763)
Net loss				12,999	12,999
Stock-based compensation	-		186		186
Issuance of common stock	169,582		1,795		1,795
Balances at March 31, 2024	35,418,628	$-	$107,273	$(183,056)	$(75,783)

For the Three Months Ended March 31, 2023

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	17,496,370	$-	$70,770	$(81,589)	$(10,819)
Retroactive application of reverse capitalization	5,859,062	-	-	-	-
Adjusted balance, beginning of period	23,355,432	$-	$70,770	$(81,589)	$(10,819)
Effect of Business Combination, including Backstop Agreement, net of redeemed public shares	7,654,035	-	52,070	-	52,070
Backstop Agreement Prepayment	-	-	(51,606)	-	(51,606)
Issuance of common stock pursuant to the Subscription Agreement	1,350,000	-	14,260	-	14,260
Issuance of common stock for extension of loan shares to related party	1,365,000	-	13,595	-	13,595
Issuance of common stock related to short-term loans	50,000	-	358	-	358
Stock-based compensation	-	-	646	-	646
Offering costs	-	-	(2,049)	-	(2,049)
Issuances of warrants	-	-	884	-	884
Net loss	-	-	-	(72,092)	(72,092)
Balances at March 31, 2023	33,774,467	$-	$98,928	$(153,681)	$(54,753)

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$12,999	$(72,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	301
Non-cash stock issuances	186	-
Stock-based compensation	-	646
Fair value of warrant issuances	-	884
Loss on extinguishment of debt	-	13,953
Change in fair value of stock obligations	150	-
Loss in connection with Share Consideration shares	-	12,676
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	(15,287)	31,312
Net loss attributable to equity interest in Virion	2,245	-
Change in fair value of Virion Contribution Liability	(2,344)
Change in fair value of 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	1,005	-
Non-cash transaction costs in excess of Business Combination proceeds	-	7,578
Changes in assets and liabilities:
Prepaid expenses	(175)	-
Accounts payable and accrued expenses	766	1,609
Accrued expenses - related party	(30)	482
Net cash used in operating activities	(485)	(2,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to Backstop Parties for Backstop Agreement	-	(51,606)
Payment to Backstop Parties for Share Consideration	-	(12,676)
Issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement	-	14,260
Proceeds from Backstop Agreement	-	-
Proceeds from reverse recapitalization	-	52,070
Proceeds from short-term loans, net of issuance costs	-	1,425
Repayments of short-term loans	-	(550)
Net cash provided by financing activities	-	2,923
Total change in cash and restricted cash	(485)	272
Cash and restricted cash at beginning of period	1,004	34
Cash and restricted cash at end of period	$519	$306

Supplemental disclosure of non-cash financing activities:
Offering costs not yet paid	$-	$2,048
Non-cash stock issuances	$1,795	$-
Common stock issued in consideration for extension of loans	$-	$13,953

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

Business Combination Agreement

On February 14, 2023, Aesther Healthcare Acquisition Corp. (“AHAC”) completed the acquisition of Ocean Biomedical Holdings, Inc. (“Legacy Ocean”) pursuant to the definitive agreement dated August 31, 2022, and as amended on December 5, 2022 (the “Business Combination Agreement”), by and among, AHAC, AHAC Merger Sub Inc., a wholly-owned subsidiary of AHAC, Aesther Healthcare Sponsor, LLC, Legacy Ocean, and Dr. Chirinjeev Kathuria (the “Closing”). Upon Closing, AHAC Merger Sub Inc. merged with and into Legacy Ocean, with Legacy Ocean surviving the merger as a wholly-owned subsidiary of AHAC. AHAC changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and is referred to herein as “the Company.” Unless context otherwise requires, the reference to “AHAC” refers to the Company prior to Closing.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, AHAC, which is the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Ocean is treated as the accounting acquirer. The net assets of AHAC are stated at historical cost, with no goodwill or other intangible assets recorded. All historical financial information presented in the condensed consolidated financial statements represents Legacy Ocean and its wholly-owned subsidiaries as Legacy Ocean is the predecessor to the Company. The wholly-owned subsidiaries include: (i) Ocean ChitofibroRx Inc., (ii) Ocean ChitoRx Inc., (iii) Ocean Sihoma Inc., and (iv) Ocean Promise, Inc. The Business Combination is accounted for as the equivalent of a capital transaction in which the Company has issued stock for the net assets of AHAC.

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

The Company had no cash inflows from operating activities for the three months ended March 31, 2024. As of March 31, 2024, the Company had cash of $19 thousand, restricted cash of $0.5 million, and a working capital deficiency of $28.3 million. The Company’s current operating plan indicates it will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating ability at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. A description of the Company’s significant accounting policies is included in the Company’s audited consolidated financial statements as of December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on November 25, 2024.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions. The subsidiaries were formed to organize the Company’s therapeutic programs in order to optimize multiple commercialization options and to maximize each program’s value.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of these financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, as applicable, including those related to the fair values of the Company’s common stock and related stock-based compensation and the valuation of (i) the Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below) and (ii) the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option (each as defined in Note 7, Senior Secured Convertible Notes). The Company bases its estimates using Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had minimal cash or cash equivalents as of March 31, 2024 and December 31, 2023.

Restricted Cash

The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use. Restricted cash as of March 31, 2024 and December 31,2023 was $0.5 million and $1.0 million, respectively, consisting of the portion of proceeds received from the 2023 Convertible Note, as defined in Note 7, Senior Secured Convertible Notes, that is being held in an escrow account.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including the development of product candidates. Research and development costs are expensed as incurred. For the three months ended March 31, 2024 and 2023, research and development expenses consist of expenses recognized for stock-based compensation and incurred for initial license fees, annual maintenance license fees, and services agreements. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees associated with equity financings such as the Business Combination as deferred offering costs until such financings are consummated. After consummation of the equity financings, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. The Company recorded deferred offering costs of $2.0 million as a reduction to the Business Combination proceeds into additional paid-in capital during the first quarter of 2023. The Company recorded $7.6 million as a component of other income (expense) in its condensed consolidated statements of operations for the three months ended March 31, 2023, as the amounts were in excess of the proceeds generated as a result of the Business Combination.

Income Taxes and Tax Credits

Income taxes are recorded in accordance with FASB Accounting Standards Codification 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. There is no provision for income taxes because the Company has incurred operating losses and capitalized certain items for income tax purposes since its inception and maintains a full valuation allowance against its net deferred tax assets. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2024 and December 31, 2023, the Company had no liability for income tax associated with uncertain tax positions.

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

Backstop Put Option Liability and Fixed Maturity Consideration

Backstop Agreement

In connection with the execution of the Business Combination, AHAC and Legacy Ocean entered into an OTC Equity Prepaid Forward Transaction (as amended, the “Backstop Agreement”) with the Backstop Parties (as defined in Note 3, Business Combination and Backstop Agreement). The Backstop Agreement grants the Backstop Parties the right to purchase up to a maximum of 8,000,000 shares of the Company’s common stock on the open market for $10.56 per share (the “Redemption Price”). The Company agreed to purchase the unsold portion of the Backstop Shares from the Backstop Parties on a forward basis upon the “Maturity Date” (as amended, the third anniversary of the closing of the Business Combination, subject to certain acceleration provisions). The purchase price payable by the Company includes a prepayment in the amount of the Redemption Price per share (the “Prepayment”) from the proceeds released from the trust account related to those shares. Among the acceleration provisions is the Backstop Parties’ right to accelerate the Maturity Date if the Company’s stock price trades below a stipulated price per share for any 30 trading days during a 45 day consecutive trading-day period (in October 2023, this acceleration provision was amended with one Backstop Party providing it the right to accelerate the Maturity Date if the Company’s stock price trades below a stipulated price per share for any 20 trading days during a 30 day consecutive trading-day period). On any date following the closing of the Business Combination, the Backstop Parties also have the option to early terminate the arrangement in whole or in part by providing an optional early termination date notice to the Company (the “Optional Early Termination”). For those shares that are early terminated (the “Terminated Shares”), the Backstop Parties will owe the Company an amount equal to the product of (x) the number of Terminated Shares and (y) the Redemption Price, which may be reduced in the case of certain dilutive events (the “Reset Price”).

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

For further information regarding the Backstop Agreement, refer to Note 3, Business Combination and Backstop Agreement.

Backstop Put Option Liability and Fixed Maturity Consideration

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s condensed consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative liability recorded at fair value with changes in fair value recognized in net loss. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income (expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, with any fair value adjustment recorded within other income (expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

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

The Company has elected to account for the Notes at fair value under the fair value option, under which the Notes are initially measured at fair value and subsequently remeasured during each reporting period. Changes in fair value are reflected within other income (expense) in the condensed consolidated financial statements, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive income.

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

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder of $0.6 million recorded to other income (expense) on the condensed consolidated statements of operations. The Company reassesses the classification of the SPA Warrant at each reporting period and records any changes to fair value as necessary. To date, there have been no changes in classification.

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the purchase option within the SPA in favor of the investor (the “Ayrton Note Purchase Option”), which gives the investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more additional closings. The initial recognition of this liability was measured at fair value utilizing the Black-Scholes Merton model and the fair value of $0.5 million was recorded to other income (expense) on the condensed consolidated statements of operations. The liability is recorded within current liabilities on the Company’s consolidated balance sheet as of December 31, 2023. The liability is remeasured at each reporting period and the Company records any changes to fair value as necessary.

Emerging Growth Company and Smaller Reporting Company Status

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

Recent Accounting Pronouncements

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for public business entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. This standard is effective for the Company for fiscal years beginning after December 15, 2024, and can be applied on a prospective or retrospective basis. The Company is currently evaluating the effect that the adoption of this ASU may have on its consolidated financial statements.

3. Business Combination and Backstop Agreement

Business Combination

On February 14, 2023, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement.

Upon consummation of the Business Combination and other transactions (or immediately prior to, where indicated), the following occurred:

●	AHAC changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and is referred to herein as “the Company.” Unless the context otherwise requires, references to “AHAC” herein refer to the Company prior to Closing.

●	AHAC issued approximately 23,355,432 shares, with an aggregate value equal to $233.6 million, of AHAC’s Class A common stock to the holders of Legacy Ocean’s securities immediately prior to the Closing, in exchange for all of the issued and outstanding capital stock of Legacy Ocean. The aggregate value was adjusted as required by the Business Combination Agreement to take into account net working capital, closing net debt and Legacy Ocean transaction expenses.

●	The 2,625,000 shares of AHAC Class B common stock held by Aesther Healthcare Sponsor, LLC (the “Sponsor”) were converted on a one-for-one basis into shares of AHAC’s Class A common stock immediately prior to the Closing.

●	The Backstop Parties (as defined below within Backstop Agreement) purchased 3,535,466 shares of AHAC’s Class A common stock prior to the Closing that are subject to the Backstop Agreement (these shares, referred to as the “Recycled Shares,” and the “Backstop Agreement” are both further discussed and defined below).

●	AHAC issued an additional 1,365,000 shares of Class A common stock to the Sponsor prior to the Closing in consideration for obtaining extensions beyond the September 2022 deadline to complete an initial business combination.

●	The Backstop Parties purchased 1,200,000 shares of AHAC’s Class A common stock in the open market for an aggregate purchase price of $12.7 million prior to the Closing (the “Share Consideration Shares”).

●	The Company issued to Second Street Capital, LLC (“Second Street Capital”), Legacy Ocean’s lender, three warrants (the “Converted Ocean Warrants”) exercisable to acquire that number of shares of the Company’s common stock equal to the economic value of the Legacy Ocean warrants previously issued to Second Street Capital in exchange for the termination of the Legacy Ocean warrants. The Converted Ocean Warrants were exercisable for a total of 511,712 shares of the Company’s common stock at an exercise price of $8.06 per share and 102,342 shares of the Company’s common stock at an exercise price of $7.47 per share.

●	The Company issued to Polar (as defined below within Backstop Agreement) 1,350,000 newly issued shares of its common stock that are subject to the forward purchase provisions of the Backstop Agreement.

●	Each share of AHAC’s Class A common stock was automatically reclassified into one share of the Company’s common stock, including the remaining shares of AHAC Class A common stock that were not redeemed.

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ deficit and cash flows for the three months ended March 31, 2023:

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

Subsequent to Closing, the Prepayment amount was equal to $51.6 million, consisting of $37.3 million for the Recycled Shares and $14.3 million for the Polar Subscription shares. As the $14.3 million was a netted transaction between the Company and Polar, only $37.3 million was paid out of the funds the Company received from AHAC’s trust account. This net impact from the payment outflow to Backstop Parties for the Backstop Agreement of $51.6 million and the proceeds inflow from the issuance of common stock pursuant to the Backstop Agreement and Polar Subscription of $14.3 million are reported in the Company’s condensed consolidated statement of cash flows. The Prepayment amount was accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net purchase of the Backstop Shares.

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

At any time prior to the Maturity Date, and in accordance with the terms of the Backstop Agreement, the Backstop Parties may elect an Optional Early Termination to sell some or all of the Backstop Shares. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment amount is due back to the Company. As of March 31, 2023, the Backstop Parties had sold 143,261 Backstop Shares, for which the Company has received net proceeds of $1.4 million, after paying related fees to the Backstop Parties. Depending on the manner in which the Backstop Agreement is settled, the Company may never have access to the full Prepayment.

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

The “Seller VWAP Trigger Event” for Polar occurred in October 2023 and the other Backstop Parties in November 2023. The Company received written notice from Polar on November 6, 2023, acknowledging its right to designate any date as the Maturity Date from the date of the notice to, and including, the third anniversary of the Business Combination. As of the date of this filing, one of the Backstop Parties, Polar had not designated a Maturity Date. Refer to above in this footnote for further detail around the purported Maturity Date for Vellar.

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

In accordance with ASC No. 815, Derivatives and Hedging, the Company has determined that the right to sell additional shares represents a freestanding put option, and as such, the financial instrument was classified as a derivative asset with a nominal fair value.

In consideration for the commitments of White Lion to purchase Equity Line Shares, the Common Stock Purchase Agreement included 75,000 initial commitment shares to White Lion, which had a fair value of $0.5 million upon issuance. The $0.5 million in commitment costs was recorded in other income (expense) in the Company’s condensed consolidated statements of operations during the quarter ended June 30, 2023.

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

The Company recognized a loss on extinguishment of debt of $1.2 million in its condensed consolidated statements of operations for the three months ended March 31, 2023, for the 200,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, the Company recognized a loss on extinguishment of debt of $13.6 million in its condensed consolidated statements of operations for the three months ended March 31, 2023, for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, the Company recorded interest expense of $18 thousand in its condensed consolidated statements of operations for the three months ended March 31, 2023.

Deferred Underwriting Commissions

At Closing, the underwriters for AHAC’s initial public offering (“IPO”) agreed to defer payment of $3.2 million of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note (the “Underwriter Promissory Note”). The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The Company has a right to pay up to fifty percent (50%) of the principal and interest due on this promissory note using the common stock of the Company at a price per share of $10.56. The remaining fifty percent (50%) of the principal and interest due on this promissory note must be paid in cash. The Company recorded $0.2 million and $36 thousand of interest expense on the outstanding balance in the Company’s condensed consolidated financial statements for the fiscal quarters ended March 31, 2024, and 2023, respectively.

On March 4, 2024, the Company converted the convertible portion of the Underwriter Promissory Note into 169,582 restricted shares of its common stock at the conversion price of $10.56. The principal amount converted was $1.6 million, plus $0.2 million of accrued interest thereon. As of March 31, 2024, the Company had not repaid any of the remaining principal balance of $1.6 million, which is recorded as a short-term loan in the condensed consolidated financial statements.

4. Fair Value Measurements

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of March 31, 2024:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(42,915)	$(42,915)
Fixed Maturity Consideration	-	-	(4,444)	(4,444)
2023 Convertible Note (1)	-	-	(4,932)	(4,932)
SPA Warrant	-	-	(2,454)	(2,454)
Ayrton Note Purchase Option	-	-	-	-
Total financial liabilities	$-	$-	$(54,745)	$(54,745)

(1)	Refer to Note 6, Short-Term Loan Agreements, for a reconciliation of the fair value of the 2023 Convertible Note to the total short-term loans, net of issuance costs in the Company’s condensed consolidated balance sheets.

During the three months ended March 31, 2024, there were no transfers between Level 1, Level 2, and Level 3.

Valuation of Backstop Put Option Liability and Fixed Maturity Consideration

The Company utilized a Monte-Carlo simulation to value the Backstop Put Option Liability and Fixed Maturity Consideration. The key inputs and assumptions used in the Monte-Carlo simulation, including volatility, expected term, expected future stock price, and various simulated paths, were utilized to estimate the fair value of the associated derivative liabilities. The value of the Backstop Put Option Liability and Fixed Maturity were calculated as the average present value over 50,000 simulated paths. The Company measures the fair value at each reporting period, with subsequent fair values to be recorded within other income (expense) in its condensed consolidated statements of operations.

	Estimated volatility	Expected future stock price	Risk-free rate
Backstop Put Option Liability and Fixed Maturity Consideration	137.5%	$1.95-$13.93	4.8%

Valuation of the 2023 Convertible Note and SPA Warrant

The Company utilized a Monte-Carlo simulation at inception to value the 2023 Convertible Note and SPA Warrant. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including subsequent placement and change in control, and various simulated paths, were utilized to estimate the fair value of the associated liabilities. The value of the 2023 Convertible Note and SPA Warrant was calculated as the average present value over 50,000 simulated paths. The Company will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income (expense) in the Company’s condensed consolidated statements of operations.

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated volatility	Range of probabilities	Risk-free rate
2023 Convertible Note	50.0%	0%-65%	5.5%
SPA Warrant	110.0%	0%-65%	4.3%

Valuation of the Ayrton Note Purchase Option

The Company utilized the Black-Scholes Merton model to value the Ayrton Note Purchase Option. The key inputs and assumptions used in the Black-Scholes Merton model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. The Company will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income (expense) in the Company’s condensed consolidated statements of operations.

The following table summarizes some of the significant inputs and assumptions used in the Black-Scholes Merton model:

	Estimated volatility	Risk-free rate
Ayrton Note Purchase Option	13%	4.8%

The following table provides a roll forward of the aggregate fair values of the Company’s Fixed Maturity Consideration, Backstop Put Option Liability, the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option for which fair value is determined using Level 3 inputs:

Level 3 Rollforward (in thousands)	Backstop Put Option Liability	Fixed Maturity Consideration	2023 Convertible Note	SPA Warrant	Ayrton Note Purchase Option
Balances as of January 1, 2023	$-	$-	$-	$-	$-
Initial fair value measurement	(12,414)	(3,166)	(5,628)	(1,932)	(269)
Changes in fair value	(46,109)	(957)	10	1,168	269
Balance as of December 31, 2023	(58,523)	(4,123)	(5,618)	(764)	-
Changes in fair value	15,608	(321)	686	(1,690)	-
Balance as of March 31, 2024	(42,915)	(4,444)	(4,932)	(2,454)	-

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses:
Accounting and legal fees	$12,324	$12,099
Vendor fees	2,920	2,517
Research and development	645	636
Other	991	933
Total accounts payable and accrued expenses	$16,880	$16,185

6. Loan Agreements

Short-term Loan Agreements

As of March 31, 2024 and December 31, 2023, the Company had the following short-term loan balances:

(in thousands)	March 31, 2024	December 31, 2023
Short-term loans:
Second Street Loan	$600	$600
Second Street Loan 2	400	400
March Second Street Loan	700	700
McKra Loan	1,000	1,000
Underwriter Promissory Note	1,575	3,150
2023 Convertible Note	4,932	5,618
Poseidon Demand Note	650	650
Short-term loans, net of issuance costs	$9,857	$12,118

Second Street Capital Loans

Second Street Loan

In February 2022, the Company entered into a loan agreement (the “Second Street Loan”) with Second Street Capital, pursuant to which the Company borrowed $0.6 million. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. The Company issued to Second Street Capital a warrant to purchase 312,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of the Company’s next financing, Second Street Capital has the right to put the warrants to the Company in exchange for a payment of $0.3 million. The Company was originally required to repay the Second Street Loan on the earlier of (i) 5 business days after the Company’s next financing or (ii) November 18, 2022. The Company recognized an expense of $0.3 million for the put option. The accounting treatment for the warrants is discussed within Note 10, Warrants.

Second Street Loan 2

In April 2022, the Company entered into a second loan agreement with Second Street Capital (the “Second Street Loan 2”) to borrow $0.2 million, which was later amended in January 2023 to borrow an additional $0.2 million. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. In connection with this loan, the Company issued a warrant to purchase 62,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. The Company was originally required to repay the Second Street Loan 2 on the earlier of (i) 5 business days after the Company’s next financing or (ii) November 18, 2022. The Company recognized an expense of $0.4 million for the warrants issued based on the estimated fair value of the awards on the date of grant. The accounting treatment for the warrants is discussed within Note 10, Warrants.

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

The most recent amendment, effective as of May 2023, included the following terms, with no conditions present as of March 31, 2024:

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

Second Street Capital Loans – Interest Expense

During the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million and $0.2 million of interest expense on the Second Street Loans, respectively, including $0.2 million, related to the amortization of debt issuance costs during the three months ended March 31, 2023.

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

During the three months ended March 31, 2024, and 2023, the Company recognized $38 thousand and $15 thousand of interest expense on the McKra Loan, respectively, including $13 thousand related to the amortization of debt issuance costs during the three months ended March 31, 2023.

Poseidon Demand Note

On October 2, 2023, the Company issued a demand promissory note to its largest stockholder, Poseidon Bio, LLC (“Poseidon”) for $0.7 million (the”Poseidon Demand Note”). The entire principal amount of the Poseidon Demand Note will be due and payable in full on demand, or on such earlier date the principal amount may become due and payable pursuant to certain triggering events (the “Maturity Date”). Interest accrues on the unpaid principal amount of the Poseidon Demand Note at a rate of 5% per annum and is payable on the Maturity Date. During the three months ended March 31, 2024, the Company recognized interest expense of $8 thousand on the Poseidon Demand Note, which is reflected in other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2024.

Underwriter Promissory Note

For a discussion of an outstanding note due to the underwriters in AHAC’s IPO, see Note 3, Business Combination and Backstop Agreement.

7. Senior Secured Convertible Notes

Senior Secured Convertible Notes

In May 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”) for the sale of up to three Senior Secured Convertible Notes (each, a “Note” and collectively, the “Notes”), which Notes are convertible into shares of the Company’s common stock, in an aggregate principal amount of up to $27.0 million, in a private placement (the “Ayrton Convertible Note Financing”). In May 2023, the Company consummated the closing for the sale of (i) the initial note in the principal amount of $7.6 million (the “2023 Convertible Note”) and (ii) a warrant to initially acquire up to 552,141 additional shares of the Company’s common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “SPA Warrant”). Each Note will be sold at an original issue discount of 8%. Future issuances of Notes (“Additional Closings”) are subject to satisfaction of certain conditions. At the closing of the first Additional Closing, $8.6 million in principal amount of Notes will be issued (the “First Additional Closing Date”) and $10.8 million in principal amount of Notes will be issued at the closing of the second Additional Closing. So long as any Notes remain outstanding, the Company and each of its subsidiaries are prohibited from effecting or entering into an agreement to affect any subsequent placement involving a Variable Rate Transaction, as defined within the SPA, other than pursuant to the White Lion Common Stock Purchase Agreement.

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

All or any portion of the principal amount of each Note, plus accrued and unpaid interest is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $10.34 per share, subject to certain adjustments and alternative conditions. A noteholder will not have the right to convert any portion of a Note, to the extent that, after giving effect to such conversion, the noteholder (together with certain of its affiliates and other related parties) would beneficially own in excess of 9.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion. Upon a change of control of the Company, noteholders may require the Company to redeem all, or any portion, of the Notes at a price stipulated by certain conditions as discussed within the SPA. At March 31, 2024, the principal amount outstanding under the 2023 Convertible Note was $7.6 million.

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

The Company has elected to account for the Notes at fair value under the fair value option, under which the Notes were initially measured at fair value and subsequently re-measured during each reporting period. Changes in fair value were reflected within other income (expense) in the condensed consolidated financial statements, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive income.

Further, the Company concluded that the right to acquire additional Notes is separately exercisable from the 2023 Convertible Note and the SPA Warrant. If and when the additional Notes are issued, the Company will evaluate whether to account for such additional Notes at (a) fair value under the fair value option or (b) an amortized cost.

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder of $0.6 million recorded to other income/(expense) on the condensed consolidated statements of operations. The Company reassess the classification of the SPA Warrant at each reporting period and records any changes to fair value to other income (expense) on the condensed consolidated statement of operations. To date, there have been no changes to the classification of the SPA Warrant.

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the Ayrton Note Purchase Option, which gives the Investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more Additional Closings. The initial recognition of this liability was measured at fair value utilizing the Black-Scholes Merton model and the fair value of $0.3 million was recorded to other income (expense) on the condensed consolidated statements of operations for the fiscal quarter ended June 30, 2023. The liability was recorded within current liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2023. The liability is remeasured at each reporting period and the Company records any changes to other income (expense) on the consolidated statement of operations. As of December 31, 2023, it was determined that the fair value of the Ayrton Note Purchase Option was zero.

The Company issued 39,650 shares of its common stock to the Investor during the fiscal year ended December 31, 2023, as interest payments. A total of $0.2 million was recorded to other income (expense) for the shares issued based on the grant date fair values.

As of March 31, 2024, the Company is in default of its obligations with respect to Ayrton LLC as a result of, among other things, its delinquent SEC filings.

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

Heller v. Ocean Biomedical, Inc. et al.:

On May 23, 2023, Jonathan Heller (“Heller”) filed a civil action against the Company, Poseidon Bio LLC, Dr. Chirinjeev Kathuria and Elizabeth Ng (collectively, the “Defendants”) in the District Court of Rhode Island. Heller has asserted claims alleging that he is entitled to earned salary and various other payments following his resignation from the Company. On July 27, 2023, Defendants filed their Answer and Affirmative Defenses. On September 3, 2024, Defendants filed a Motion to Dismiss numerous counts included in the claims on the grounds that the counts fail to state a claim upon which relief may be granted. If successful, this Motion would remove Dr. Kathuria and Ms. Ng as named defendants and will reduce the number of claims against the Company to three. The Court has not provided a hearing date for this Motion. The Company has concluded that a loss is probable and has recorded a liability of $0.5 million as of March 31, 2024 within accounts payable and accrued expenses on the condensed consolidated balance sheet.

IPFS Corporation v. Ocean Biomedical, Inc

On January 4, 2024, IPFS Corporation (“IPFS”) filed an action against the Company in the U.S. District Court for the District of Delaware. IPFS claims amounts owed relating to financing provided to Aesther Healthcare Acquistion Corp for commercial insurance premiums in 2022, after the August 31, 2022, Merger Agreement but prior to closing of the Business Combination. IPFS filed a motion for a default judgment on February 16, 2024. Two default judgments have been entered in favor of IPFS; one entered April 19, 2024, related to the principal amount of $0.1 million and the other entered on May 21, 2024 related to costs and attorneys’ fees incurred in the amount of $0.03 million. Both judgments accrue interest until paid. The Company has concluded that a loss is probable and has recorded a liability of $0.1 million as of March 31, 2024, within accounts payable and accrued expenses on the consolidated balance sheet.

Entoro Securities LLC v. Ocean Biomedical, Inc.

In June 2024, Entoro Securities LLC (“Entoro”) filed an action against the Company in the Superior Court of Delaware. Entoro claims that its subcontractor introduced the Company to Aesther Healthcare Acquisition Corp. and claims that the Company is obligated to pay Entoro a finder’s fee as a result of the Business Combination. Entoro seeks a finder’s fee in the amount of $2 million and 4,750,000 shares of the Company’s common stock. Discovery is underway. Based on the Company’s investigation to date, the Company does not believe the allegations in the Complaint have merit. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of March 31, 2024.

Meteora Special Opportunity Fund I, LP, et al. v. Ocean Biomedical, Inc.

On May 22, 2024, Meteora Special Opportunity Fund I, LP, et al. (comprised of Meteora Special Opportunity Fund I, LP; Meteora Capital Partners, LP; and Meteora Select Trading Opportunities Master, LP, together “the Plaintiffs”), filed an action against the Company in the Supreme Court of the State of New York, New York County. The Plaintiffs claim that the Seller VWAP Triggering Event related to the Backstop Agreement as described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies and Note 3, Business Combination and Backstop Agreement, occurred on November 3, 2023, when the Company’s stock price traded below $4.00 per share for 30 of the preceding 45 trading days. The Plaintiffs set a Maturity Date for February 2024, at which time the Plaintiffs allege the entire Maturity Consideration became due and owed to the Plaintiffs in the amount of $6.3 million. The Company filed its opposition to the motion on September 6, 2024, and cross-moved for an extension of its time to answer or otherwise respond to the Complaint. Discussions with the Plaintiffs and the Court are on-going. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of March 31, 2024.

License Fees

The Company has entered into license agreements with its academic research institution partners. Under these license agreements, the Company is required to make annual fixed license maintenance fee payments. The Company is also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license and collaboration agreements are contingent upon future events such as achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, the Company has not included these fees in the consolidated balance sheets as of March 31, 2024, and December 31, 2023.

For further discussion on license fees recorded during the period, refer to Note 12, License and Manufacturing Agreements.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50 million. As of March 31, 2024, we have contingent compensation and bonuses in the amount of $14.0 million to certain members of senior management.

We also have $1.0 million of contingent vendor payments, which are also contingently payable based only upon our first cumulative capital raise of at least $50 million.

These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under these agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our condensed consolidated financial statements. During the fiscal year ended December 31, 2023, $0.9 million of contingent compensation was paid and recorded in general and administrative expenses on the Company’s consolidated statement of operations. There have not been any contingent compensation payments for the three months ended March 31, 2024.

9. Equity

Common Stock

The holders of common stock of the Company are entitled to dividends when and if declared by the Company’s Board of Directors. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. As of March 31, 2024, and December 31, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.0001 per share.

On April 1, 2024, Ocean Biomedical, Inc. (the “Company”) filed a Notification of Late Filing on Form 12b-25 with the Securities Exchange Commission (the “SEC”), indicating that the filing of its Annual Report on Form 10- K for the period ended December 31, 2023 (the “Form 10-K”) would be delayed, after determining that it was unable, without unreasonable effort or expense, to file the Form 10-K by the due date of April 1, 2024.

The Company received a notice (the “Notice”) on April 18, 2024, from the Nasdaq Listing Qualifications Department (“Nasdaq”) indicating that the Company remains in non-compliance with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic reports with the SEC. On May 22, 2024, and August 19, 2024, the Company received similar notices with regard to its Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, respectively.

The Notices will have no immediate effect on the listing or trading of the Company’s common stock, although there can be no assurances that further delays in the filing of the Form 10-K will not have an impact on the listing or trading of the Company’s common stock. Nasdaq indicated that the Company must: (i) submit a revised plan to regain compliance with respect to the filing requirement; and (ii) on or before October 14, 2024, file the delinquent Form 10-K. The Company filed the delinquent Form 10-K on November 25, 2024 and intends to file the delinquent 10-Qs as soon as practicable.

Virion Contribution Agreement

On October 11, 2023, the Company entered into an Amended and Restated Contribution Agreement (the “Contribution Agreement”) with Virion Therapeutics, LLC (“Virion”) and Poseidon Bio LLC to provide financial, technical and operational assistance to the further growth and development of Virion’s Intelligent and Adaptable CD8+ T cell-based Immunotherapy (“VIACT”) platform. Pursuant to the Contribution Agreement, the Company acquired a 50% membership interest in Virion and purchased one membership unit of Virion for an initial contribution of either a) $4.1 million in cash, or b) 750,000 shares of the Company’s common stock, 250,000 of which were transferred to Virion by Poseidon Bio LLC, with the remaining 500,000 shares issued by the Company on December 1, 2023. The Company elected to fund the initial contribution via the issuance of shares of its common stock. In the case of an initial contribution in the form of shares of common stock, the Contribution Agreement provides for a post-closing true-up 18 months from the closing date, whereby the Company would be required to make a true-up contribution. This post-closing true-up amount would be equal to the difference between liquidation proceeds received by Virion from the sale of the 750,000 shares of common stock received in the initial contribution and $4.1 million. The post-closing true-up amount is payable, at the Company’s discretion, in the form of additional shares of the Company’s common stock, or cash. This investment has been reflected at the minimum amount to be contributed as of the post-closing true-up, or $4.1 million and is reflected in non-current assets on the Company’s condensed consolidated balance sheets as Investment in Virion. The Company initially recorded a liability of $2.8 million for the estimated amount of the post-closing true-up, reflecting the $4.1 million reduced by the fair market value of the common stock issued pursuant to the Contribution Agreement at the time of the contribution. The liability will be remeasured at each reporting period and the Company will record any changes to other income (expense) on the consolidated statement of operations. Based upon the closing price of the Company’s common stock at March 31, 2024, the Company decreased the liability for the post-closing true-up to $1.3 million and reflected a gain of $2.3 million for the change in the fair value of the Virion Contribution Liability in other income/(expense) on its consolidated statement of operations.

The investment in Virion is accounted for as an equity method investment under ASC 323 as the Company has significant influence over the investee. For the three months ended March 31, 2024, Virion incurred a net loss of approximately $4.5 million. The Company recorded its share of this loss of approximately $2.2 million for the three months ended March 31, 2024.

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

The Incentive Plan authorizes stock options, stock appreciation rights, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as cash bonus awards. The Incentive Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. Any awards under the Incentive Plan (including awards of stock options and stock appreciation rights) may be fully vested at grant or may be subject to time- and/or performance-based vesting requirements.

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

The stock-based compensation expense recorded for the three months ended March 31, 2024, was $0.2 million and was recorded within general and administrative expense in the Company’s condensed consolidated statements of operations, as discussed below.

The following table summarizes stock option activity during the three months ended March 31, 2024:

(in thousands)	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	600,000	$10.00	2.1	—
Options granted	—	—	—	—
Options cancelled or forfeited	—	—	—	—
Outstanding at March 31, 2024	600,000	$10.00	1.9	—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of March 31, 2024 and the exercise price of the stock options. As of March 31, 2024, the total unrecognized compensation related to unvested stock option awards granted was $1.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years. No stock options were exercised during the period.

2022 Employee Stock Purchase Plan

The Board approved and adopted the 2022 Employee Stock Purchase Plan (the “ESPP”) prior to the Closing of the Business Combination.

Subject to adjustment, 2,180,000 shares of common stock are available for purchase pursuant to the exercise of options under the ESPP. Shares to be delivered upon exercise of options under the ESPP may be authorized but unissued stock, treasury stock, or stock acquired in an open-market transaction. Subject to certain requirements and exceptions, all individuals classified as employees on the payroll records of the Company, or its subsidiaries are eligible to participate in any one or more of the offerings under the ESPP.

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

The Board has discretion to amend the ESPP to any extent and in any manner, it may deem advisable, provided that any amendment that would be treated as the adoption of a new plan for purposes of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) will require stockholder approval. The Board may suspend or terminate the ESPP at any time. No purchases were made as of March 31, 2024.

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

These profit interests grants in the Company’s controlling shareholder were deemed to be transactions incurred by the shareholder and within the scope of ASC 718, Stock Compensation. As a result, the related transactions by the shareholder were pushed down into the Company’s condensed consolidated financial statements. As of March 31, 2024, Legacy Ocean’s founder held 100% of the voting power and 68% of the equity interests in Poseidon. The related stock-based compensation recognized is discussed below.

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

Stock-based compensation for the three months ended March 31, 2024, consisted of costs related to (i) stock options granted to non-employee directors in the first quarter of 2023 and (ii) warrants issued to advisors and consultants, as discussed below. Stock-based compensation for the three months ended March 31, 2024, solely consisted of costs related to the profit interests in Poseidon. The following table summarizes the allocation of stock-based compensation for the stock options, warrants, and Class B profit interests for the three months ended March 31, 2024 and 2023, respectively:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Stock-based compensation:
Research and development (1)	$-	-
General and administrative (2)	186	646
Total stock-based compensation	$186	646

(1)	As discussed above, certain executives and employees of the Company hold profit interests in Poseidon. The fair value of these profit interest was recorded on the grant dates at fair value utilizing an option-pricing model under which interests are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class, adjusted for a discount for the lack of marketability to account for a lack of access to an active public market.
(2)	In March 2023, the Company issued warrants to advisors and consultants as discussed below in Note 10, Warrants, which resulted in $0.6 million of stock-based compensation expense in 2023. Refer to discussion below for further detail. Also included in general and administrative expense is the stock-based compensation expense for the options awards to non-employee director as discussed above.

10. Warrants

As of March 31, 2024, and December 31, 2023, the following warrants to purchase common stock were outstanding:

	March 31, 2024
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2023	426,427	$8.06	(2)	3/8/2026
Second Street Capital (1)	February 2023	85,285	$8.06	Equity-classified	4/22/2026
Second Street Capital (1)	February 2023	102,342	$7.47	Equity-classified	9/30/2026
Second Street Capital (1)	February 2023	75,000	$10.34	Equity-classified	2/15/2028
Second Street Capital	March 2023	200,000	$10.34	Equity-classified	3/29/2028
Second Street Capital	March 2023	150,000	$11.50	Equity-classified	3/31/2028
McKra Investments warrant	March 2023	200,000	$10.34	Equity-classified	3/28/2028
Special Forces F9 warrant	March 2023	150,000	$11.50	Equity-classified	3/7/2028
Public Warrants	(4)	5,250,000	$11.50	Equity-classified	2/14/2028
Private Warrants	(4)	5,411,000	$11.50	Equity-classified	2/14/2028
SPA Warrant (3)	May 2023	552,141	$11.50	Liability-classified	5/25/2028
		12,602,195

(1)	Upon Closing, and as discussed in Note 3, Business Combination and Backstop Agreement, Second Street Capital’s warrants issued from Legacy Ocean in 2022 were terminated in exchange for the Converted Ocean Warrants.

(2)	The Legacy Ocean warrant issued in February 2022 was issued with the right to put the warrant in exchange for a payment of $250,000. At the time of issuance, these warrants were recorded as a liability and as Second Street Capital had the intention to exercise the put option in the near-term, the Company determined that recording the liability at its fair value of $250,000 was appropriate.

(3)	For further detail on the SPA Warrant, refer to Note 7, Senior Secured Convertible Notes.

(4)	For further detail on the Public Warrants and Private Warrants, refer to the “Public and Private Warrants” discussion below.

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

Following the Closing of the Business Combination, the value of warrants issued by the Company was based on the closing price of its common stock as reported on the Nasdaq Capital Market on the grant date. The Company estimates the fair value, based upon these values, using the Black-Scholes Merton model, which is affected principally by the life of the warrant, the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the warrant for time periods approximately equal to the expected term of the warrant. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company expenses the amount for warrants and stock-based awards within other income (expense) and stock-based compensation within operating expenses, as applicable, in its condensed consolidated statements of operations.

Second Street Warrants

In connection with the Second Street Loans discussed in Note 6, Short-Term Loan Agreements, the Company issued a total of eight warrants exercisable to purchase an aggregate of 1,039,054 shares of its common stock to Second Street Capital (including the Converted Ocean Warrants, as discussed above). During the three months ended March 31, 2023, the Company recognized $0.8 million in other income (expense) in its condensed consolidated statements of operations to record the issuance of warrants based on the estimated fair value of the awards on the date of grant.

The warrant issued in connection with the March Second Street Loan, exercisable for 200,000 shares of the Company’s common stock, was treated as a debt discount and the respective fair value is being amortized over the life of the term of the loan. For those warrants issued in exchange for maturity extensions, the Company concluded that they met the accounting requirements for debt extinguishments and as such the fair values of the warrants, as well as related fees, were recorded in full to other income (expense) in the period of issuance, with the offset to additional paid-in capital. There was no related expense recognized during the three months ended March 31, 2024. As of March 31, 2024, all of the warrants remain outstanding.

McKra Investments III Warrant

In connection with the McKra Loan, discussed in Note 6, Short-Term Loan Agreements, the Company issued a warrant exercisable to purchase 200,000 shares of its common stock. The warrant is being treated as a debt discount and the fair value is being amortized over the life of the term of the warrant. During the three months ended March 31, 2023, the Company recognized $0.1 million in other income/(expense) in its condensed consolidated statements of operations based on the estimated fair value of the awards on the date of grant. There was no related expense recognized during the three months ended March 31, 2024. As of March 31, 2024, the warrant remains outstanding.

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

In the first quarter of 2023, the full amount of the $0.6 million of the fair value of the warrant was recognized since the warrant was fully vested upon issuance. The fair value was recorded as stock-based compensation within general and administrative expense on the Company’s condensed consolidated statements of operations. As of March 31, 2024, the warrant remains outstanding.

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

Additional Share Consideration

In connection with a Marketing Services Agreement, dated March 7, 2023, between the Company and Outside The Box Capital (“OTBC”), the Company issued to OTBC 13,257 shares of its common stock as consideration, pursuant to the Marketing Services Agreement, in the second quarter of 2023. The fair value of this stock issuance of $83 thousand was recorded within other income (expense) in the Company’s condensed consolidated statements of operations.

11. Net income (loss) Per Share

The Company computes basic loss per share using net income (loss) attributable to stockholders and the weighted-average number of the Company’s common stock shares outstanding during each period, less shares subject to repurchase under the Backstop Agreement. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive. The Company’s potentially dilutive securities, which include stock options, earnout shares, and warrants to purchase shares of common stock, have been excluded from the computation of diluted net income (loss) per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted income (loss) per share attributable to the Company’s stockholders’ is the same.

The net income (loss) per share for the basic and diluted earnings calculations for the three months ended March 31, 2024 and 2023 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$12,999	$(72,092)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	27,344,486	24,822,033
Net income (loss) per common share, basic and diluted	$0.48	$(2.90)

As noted above, the following securities were excluded from the computation of diluted income (loss) per share in the periods presented, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	600,000	600,000
Warrants to purchase common stock	12,602,195	12,602,195

As discussed in Note 3, Business Combination and Backstop Agreement, Legacy Ocean is also entitled to receive up to an additional 19,000,000 shares of the Company’s common stock, referred to herein as the Earnout Shares. These Earnout Shares are subject to certain performance conditions that expire on the 36-month anniversary of Closing. None of these conditions have been met as of March 31, 2024.

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

The latest amendment, executed on November 13, 2023, (i) extended the date after which Elkurt can terminate the license agreements if the Company has not raised at least $10.0 million in equity financing by May 1, 2024, and (ii) extended the dates of the commercialization plan of the license agreement to an additional three years.

For each of the Initial Brown License Agreements, as amended, the Company is required to pay Elkurt (i) a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021, until paid and (ii) an annual license maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 on January 1, 2028. In addition, upon successful commercialization, the Company is required to pay Elkurt (i) between 0.5% to 1.5% of net sales based on the terms of each of the Initial Brown License Agreements and (ii) 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. For the three-month periods ended March 31, 2024 and 2023, the Company recorded annual license maintenance fees of $12,000. In addition, the Company recorded license fees of $0.3 million for the three months ended March 31, 2023. As of March 31, 2024, the Company reflected a balance due of $0.1 million in accrued expenses – related parties on its consolidated balance sheet.

The Company will also pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an Investigational New Drug Application (“IND”), or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. The Company is also responsible for reimbursement of patent costs. The Company records reimbursement of patent costs as general and administrative costs in the condensed consolidated statements of operations as incurred. For the three-month periods ended March 31, 2024 and 2023, the Company incurred reimbursed patent costs expenses to Brown University in the amount of $0.1 million and $0.2 million, respectively.

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

The contract term for the Brown Anti-PfGARP Small Molecules License Agreement continues until the later of (i) the date on which the last valid claim expires or (ii) ten years. Either party may terminate the Brown Anti-PfGARP Small Molecules License Agreement in certain situations, including Elkurt being able to terminate the Brown Anti-PfGARP Small Molecules License Agreement at any time and for any reason after May 1, 2024, if the Company has not raised at least $10,000,000 in equity financing by then.

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

For the Rhode Island License Agreement, the Company was required to pay Elkurt (i) $0.1 million, due within 45 days of an equity financing of at least $10.0 million or November 1, 2023, whichever comes first, and (i) an annual maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 annually on January 1, 2028. For the three-month periods ended March 31, 2024, and 2023, the Company recorded annual license maintenance fees of $3,000. In addition, the Company recorded license fees of $0.1 million for the three months ended March 31, 2023. For the three-month periods ended March 31, 2024 and 2023, the Company recorded annual license maintenance fees of $3,000. In addition, the Company recorded license fees of $0.1 million for the three months ended March 31, 2023. As of March 31, 2024, the Company reflected a balance due of $0.1 million in accrued expenses – related parties on its consolidated balance sheet.

Upon successful commercialization, under the terms of the agreement, the Company is also required to pay Elkurt (i) 1.5% of net sales and (ii) 25% of all nonroyalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company will also pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. For the three-month periods ended March 31, 2024 and 2023, the Company has incurred reimbursed patent costs expenses to Rhode Island Hospital in the amount of $0.1 million and $0.3 million, respectively. As of March 31, 2024, the Company reflected a balance due of $0.2 million in accrued expenses – related parties on its consolidated balance sheet.

The contract term for the Rhode Island License Agreement began February 1, 2020, and will continue until the later of (i) the date on which the last valid claim expires or (ii) fifteen years. Either party may terminate the Rhode Island License Agreement in certain situations, and as discussed above, the next steps for the licensing agreements are still being negotiated. The Rhode Island License Agreement has been sublicensed to the Company’s subsidiary, Ocean Sihoma Inc.

Refer to Note 13, Related Party Transactions, for further detail on the Company’s relationship to Elkurt.

Development and Manufacturing Services Agreement

In December 2020, the Company entered into a Development and Manufacturing Services Agreement with Lonza AG and affiliate Lonza Sales AG (“Lonza”). The Company engaged Lonza pursuant to the development and manufacture of certain products and services along with the assistance in developing the product OCX-253. The agreement outlines the pricing for services and raw materials as incurred and payment terms. For the three-month periods ended March 31, 2024 and 2023, the Company incurred expenses under this agreement of $0.2 million and $0.1 million, respectively. These costs are reflected in research and development costs on the Company’s consolidated statement of operations.

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

13. Related Party Transactions

License Agreements with Elkurt, Inc.

Elkurt/Brown & Rhode Island Hospital Licenses

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

Transactions with Legacy Ocean’s Founder and Executive Chairman

The Legacy Ocean founder and executive chairman had paid certain expenses on behalf of the Company. He is reimbursed when the Company has sufficient working capital to do so. As of March 31, 2024, the amount due for these expenses was $0.1 million. These amounts were recorded as accrued expenses – related party on the condensed consolidated balance sheets.

Transactions with Chief Accounting Officer

The Company’s Chief Accounting Officer previously provided consulting services to Legacy Ocean through RJS Consulting, LLC, his wholly owned limited liability company, through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of March 31, 2024, and December 31, 2023, the amount due for these expenses was $0.1 million. These amounts were recorded as accrued expenses – related party on the condensed consolidated balance sheets.

Transactions with Virion

As discussed in Note 9 – Equity, the Company entered into the Contribution Agreement with Virion on October 11, 2023, resulting in the Company acquiring a 50% membership interest in Virion. As a result, Virion is considered a related party; however, as of March 31, 2024, the Company has not engaged in any transactions with Virion with the exception of the Contribution Agreement.

14. Subsequent Events

The Company has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustments to or disclosures in the Company’s condensed consolidated financial statements. Aside from the items discussed below, the Company did not have any subsequent events that required recognition or disclosure in the condensed consolidated financial statements for the three months ended March 31, 2024.

2023 Convertible Note

Between March 4, 2024, and March 8, 2024, the holder of the Company’s 2023 Convertible Note sent Alternate Conversion Notices to the Company to convert the principal value and accrued and unpaid interest into shares of the Company’s common stock pursuant to the Alternate Conversion Price mechanism in the 2023 Convertible Note. The Company is currently evaluating the situation and working with the noteholder to arrive at an equitable resolution.

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

All prior defaults under the existing transaction documents have been deemed cured, and there is a late filing carveout until August 15, 2024. The current Notes have had an extension of the maturity date until December 15, 2024, and installment payments have been waived until the earlier of the date on which the Company’s 2023 Form 10-K is filed and September 1, 2024, with subsequent installments continuing to be due on the first of each month thereafter. The holder of the Notes has agreed to extend the maturity to March 15, 2025. No payments have been made.

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

As of March 31, 2024, the Company is in default of its obligations with respect to Ayrton LLC as a result of, among other things, its delinquent SEC filings.

Amendment to Earnout Shares Agreement

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

Underwriter Promissory Note – Notice of Default

On November 13, 2024, the Company received a notice of default with regard to its 2023 promissory note with EF Hutton, which alleges that $2.1 million is due under the promissory note, consisting of the unpaid principal balance 0f $1.6 million, plus accrued and unpaid interest of $0.5 million.

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

Our goal is to optimize value creation for each of our product candidates, and we intend to continuously assess the best pathway for each as it progresses through the preclinical and clinical development process—including through internal advancement, partnerships with established companies and spinouts or other strategic transactions—in order to benefit patients through the commercialization of these products. Our current active assets are licensed from Brown University and Rhode Island Hospital. Our scientific co-founders and members of our Board of Directors (“Board”), Dr. Jack A. Elias and Dr. Jonathan Kurtis, are both affiliated with Brown University and with Rhode Island Hospital. Our strategy is to accelerate the flow of the academic discoveries, and the required clinical development required for these product candidates and advance them commercially. The number of potential opportunities at research universities and medical centers is large, but only a small fraction of these opportunities is currently tapped in the market. The gap remains wide, and we believe this presents an attractive opportunity for us to become an industry leader by addressing a need to accelerate the advancement of therapeutics that can address significant unmet medical needs. The core elements that we believe differentiate our business model include:

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

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our net losses were $72.1 million for the three months ended March 31, 2023. We reflected net income of $13.0 million for the three months ended March 31, 2024, primarily due to a gain recognized in connection with the Backstop Put Option Liability and Fixed Maturity Consideration. As of March 31, 2024, and December 31, 2023, we had a stockholders’ deficit of $75.8 million and $90.8 million, respectively. Our current liabilities are $30.1 million and $30.0 million as of March 31, 2024, and December 31, 2023, respectively. Our current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

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

Impacts Market Conditions on Our Business

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

In connection with the Closing (or immediately prior to, where indicated), among other things:

●	We became a SEC-registrant, and our common stock and public warrants commenced trading on the Nasdaq Stock Market on February 15, 2023 under the symbols “OCEA” and “OCEAW,” respectively.

●	We issued to the holders of Legacy Ocean’s securities as of immediately prior to the Closing approximately 23,355,432 shares of the Company’s Class A common stock (with a per-share value of $10.00) with an aggregate value equal to $233.6 million, as adjusted as required by the Business Combination Agreement to take into account net working capital, closing net debt and Legacy Ocean’s transaction expenses, in exchange for all of the issued and outstanding capital stock of Legacy Ocean.

●	Holders of 5,570,965 shares of the Company’s Class A common stock elected to redeem their shares immediately prior to Closing of the Business Combination for a full pro rata portion of the trust account holding the proceeds from AHAC’s IPO.

●	2,625,000 shares of AHAC’s Class B common stock held by the Sponsor were converted on a one-for-one basis into 2,625,000 shares of AHAC’s Class A common stock immediately prior to the Closing.

●	AHAC issued an additional 1,365,000 shares of the Company’s Class A common stock prior to the Closing in consideration for the Sponsor obtaining extensions beyond the September 16, 2022, deadline to complete an initial business combination.

●	The Backstop Parties purchased 3,535,466 shares of the Company’s Class A common stock prior to the closing that were not redeemed and are subject to the forward purchase provisions of the Backstop Agreement (the “Recycled Shares”).

●	The Backstop Parties purchased an additional 1,200,000 shares of the Company’s Class A common stock prior to the Closing that were not redeemed (the “Share Consideration Shares”).

●	We issued three warrants to Second Street Capital exercisable to acquire that number of shares of our common stock equal to the economic value of the Legacy Ocean warrants previously issued to Second Street Capital in exchange for the termination of the Legacy Ocean warrants. The new warrants are exercisable for a total of 511,712 shares of our common stock at an exercise price of $8.06 per share and 102,342 shares of our common stock at an exercise price of $7.47 per share.

●	We issued to Polar 1,350,000 newly issued shares of our common stock that are subject to the forward purchase provisions of the Backstop Agreement.

●	On February 15, 2023, one day following the Closing, we paid the Prepayment of $51.6 million to the Backstop Parties utilizing funds from AHAC’s trust account, pursuant to the terms of the Backstop Agreement, as discussed below. The total Prepayment includes $37.3 million from the purchase of the Recycled Shares and $14.3 million from the purchase of the Share Consideration Shares. As the $14.3 million was a netted transaction between us and Polar, only $37.3 million was actually paid out of the funds received from the trust account.

●	Each share of AHAC’s Class A common stock was automatically reclassified into one share of the Company’s common stock, including the remaining shares of AHAC Class A common stock that were not redeemed.

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

As a result of becoming a public company, we have begun and will continue to need to hire additional staff and implement processes and procedures to address public company regulatory requirements and customary practices. We incurred and expect to continue to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.

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

We recognize external development costs based on an evaluation of the progress to completion of specific milestones using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

Our direct external research and development expenses consist of (or are expected to consist) primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses also include fees incurred under license agreements. We have not allocated and do not expect to allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are or will be deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track their costs by program.

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

Comparison of the Three months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Revenue	$—	$—	$—
Operating Expenses:
Research and development	26	393	(367)
General and administrative	569	4,994	(4,425)
Total operating expenses	595	5,387	(4,792)
Operating loss	(595)	(5,387)	4,792
Other income (expense)	13,594	(66,705)	80,299

Net loss	$12,999	$(72,092)	$85,091

Operating Expenses

Research and development

Research and development expense for the three months ended March 31, 2024 decreased by $0.4 million, as compared to the three months ended March 31, 2023.

General and administrative

General and administrative expense for the three months ended March 31, 2024 decreased by $4.4 million, as compared to the three months ended March 31, 2023. The $4.4 million decrease was primarily driven by decreases of (i) $3.5 million in professional service fees, (ii) $0.5 million in stock-based compensation, and (iii) $0.4 million in insurance and public relations expenses.

Other Income (Expense)

Other expense for the three months ended March 31, 2024 decreased by $80.3 million, as compared to the three months ended March 31, 2023. The decrease of $80.3 million was primarily driven by (i) a $46.6 million decrease in the changes in fair values of the Fixed Maturity Consideration and Backstop Put Option Liability and certain charges incurred in the prior year period which are not recurring in the three months ended March 31, 2024, such as (i) $13.6 million related to loss on extinguishment of debt, (ii) $7.6 million of transaction costs, and (iii) $12.7 million related to the share consideration shares issued during the three months ended March 31, 2023.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We had no cash inflows from operating activities for the three months ended March 31, 2024. Further, as of March 31, 2024, we had minimal cash and a working capital deficiency of $28.3 million.

To date, we have funded our operations from the proceeds from the issuance of common stock and debt, proceeds from the Backstop Agreement and through self-funding by our founder and have limited current cash on hand to fund our operations. Based on our current operational plans and assumptions, we expect that the net proceeds from the Backstop Agreement, the Ayrton Convertible Note Financing and future debt and equity financings, including possibly under the Common Stock Purchase Agreement, as well as further deferrals of certain of our accrued expenses and contingency payments due upon the closing of future financings, are required to fund operations into the third quarter of 2024. As of March 31, 2024, we received $1.4 million in cumulative proceeds from the Backstop Agreement.

We borrowed $13.5 million in the first half of 2023, including the proceeds from the initial Note under the Ayrton Convertible Note Financing, the proceeds of which were used to pay the related-party loans and certain accrued expenses. We consummated the closing of the sale of the initial Note on May 25, 2023, for approximately $6.1 million, net of expenses and issuance costs, which we used to pay the remainder of our existing related-party loans and a portion of our existing short-term loans, totaling $1.6 million. As of March 31, 2024, the principal of our remaining short-term loans outstanding was $12.6 million.

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

Effective October 4, 2023, the Company and White Lion entered into the first amendment of the Common Stock Purchase Agreement (the “Amendment”). The Amendment is intended to afford the Company greater flexibility and provide the Company an additional alternative to issue a fixed price “Purchase Notice” under the Common Stock Purchase Agreement at $7.00 per share if the market price for the Common Stock exceeds $9.00 per share. In addition, on November 2, 2023, White Lion purchased 41,677 shares of the Company’s common stock under the Common Stock Purchase Agreement for which the Company received approximately $64 thousand. The facility is now deemed terminated.

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

At any time prior to the Maturity Date, the Backstop Parties may elect an optional early termination to sell some or all of the Recycled Shares in the open market. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment is due back to us. As of March 31, 2024, the Backstop Parties have sold 143,261 shares, for which we received net proceeds of $1.4 million, after paying related fees to the Backstop Parties. Depending on the manner in which the OTC Equity Prepaid Forward Transaction is settled, we may never have access to the full Prepayment.

On May 23, 2023 we received an Equity Prepaid Forward Transaction - Valuation Date Notice (“Notice”) from Vellar stating that, due to our alleged failure to timely register the shares held by Vellar, Vellar has the right to terminate the Backstop Agreement as to their portion of the shares and Vellar is claiming it is entitled to receive Maturity Consideration (as defined in the Backstop Agreement) equal to $6.7 million, which at our discretion may be paid in cash or by offset to the shares currently held by Vellar. Management takes issue with multiple aspects of the Notice including, but not limited to, Vellar’s right to terminate their portion of the Backstop Agreement and their asserted Maturity Consideration calculation. As such, we are consulting with advisors and other parties and are considering the potential resources and remedies we may elect to pursue and intend to assert our rights should this matter not be resolved. After a review of all applicable documents related to the Backstop Agreement, we believe our position with respect to the terms of the agreement and intent of the parties is supported by the Backstop Agreement and the facts and circumstances under which it was entered into. Further, given the early stage of this matter and the uncertainty inherent in litigation and investigations, the Company does not currently believe it is (i) probable to incur losses or (ii) possible to develop estimates of reasonably possible losses (or a range of possible losses) for this matter.

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

We recognized a loss on extinguishment of debt of $1.2 million in our consolidated statements of operations for the three months ended March 31, 2023, for the 200,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, we recognized a loss on extinguishment of debt of $13.6 million in our condensed consolidated statements of operations for the three months ended March 31, 2023, for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, we recorded interest expense of $18 thousand million in our condensed consolidated statements of operations for the three months ended March 31, 2023.

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

In May 2023, we consummated the closing for the sale of (i) the initial Note in the principal amount of $7.6 million and (ii) a warrant to initially acquire up to 552,141 additional shares of our common stock with an initial exercise price of $11.50 per share of common stock, subject to adjustment, exercisable immediately and expiring five years from the date of issuance (the “SPA Warrant”). Each Note will be sold at an original issue discount of 8%. Future issuances of Notes (“Additional Closings”) are subject to satisfaction of certain conditions. At the closing of the first Additional Closing, $8.64 million in principal amount of Notes will be issued and $10.8 million in principal amount of Notes will be issued at the closing of the second Additional Closing. So long as any Notes remain outstanding, we and each of our subsidiaries are prohibited from effecting or entering into an agreement to affect any subsequent placement involving a Variable Rate Transaction, as defined within the SPA, other than pursuant to the White Lion Common Stock Purchase Agreement.

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

Effective October 4, 2023, the Company and White Lion entered into the first amendment of the Common Stock Purchase Agreement (the “Amendment”). The Amendment is intended to afford the Company greater flexibility and provide the Company an additional alternative to issue a fixed price “Purchase Notice” under the Common Stock Purchase Agreement [at $7.00 per share if the market price for the Common Stock exceeds $9.00 per share]. In addition, on November 2, 2023, White Lion purchased 41,677 shares of the Company’s common stock under the Common Stock Purchase Agreement for which the Company received approximately $64 thousand. The facility is now deemed terminated.

Any future proceeds earned from the sale of shares will be used to support funding of our ongoing operations and working capital.

Other Commitments

License Fees

Our contractual obligations are expected to have an effect on our liquidity and cash flows in future periods. Under our license agreements with our academic research institution partners, fixed license maintenance fees of $0.3 million are due within 15 days of financing of at least $10.0 million and $0.1 million are due within 30 days of financing of at least $10.0 million. In addition, under these license agreements, we are also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accounts payable. The payment obligations under the collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, we have not included these fees in our condensed consolidated balance sheets as of March 31, 2024. None of these were paid as of March 31, 2024.

Refer to Note 12, License and Manufacturing Agreements, in Part I, Item 1. “Financial Statements” for further detail around timing of license fees due.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50.0 million. As of March 31, 2024, we have contingent compensation and bonuses in the amount of $14.0 million to certain members of senior management as well as $1.0 million in contingent vendor payments. These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under the employment agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our condensed consolidated financial statements. None of these were paid as of March 31, 2024.

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

Cash Flows

To date, we have not generated any revenue. Cash flows to date have resulted from financing activities, including payments made on behalf of the Company by related parties and net proceeds from issuance of shares of common stock consisting of friends and family of our employees and short-term borrowings, including the initial Note from the Ayrton Convertible Note Financing. As of March 31, 2024, our unrestricted cash balance of approximately $19 thousand is held in a standard checking account and our restricted cash balance of $0.5 million is held in an escrow account. We do not have any cash equivalents. Cash used in operating activities was primarily used to pay legal and accounting fees. Our outstanding accounts payable and accrued expenses of $16.9 million as of March 31, 2024, will be paid off utilizing future proceeds from current and future financings, including proceeds from the Common Stock Purchase Agreement and future debt and equity financings.

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

Valuation of 2023 Convertible Note and SPA Warrant

We utilized a Monte-Carlo simulation at inception to value the 2023 Convertible Note and SPA Warrant. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, the probability of various scenarios, including subsequent placement and change in control, and various simulated paths, were utilized to estimate the fair value of the associated liabilities. We will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income (expense) in our condensed consolidated statements of operations.

Valuation of the Ayrton Note Purchase Option

We utilized the Black-Scholes Merton model to value the Ayrton Note Purchase Option. The key inputs and assumptions used in the Black-Scholes Merton model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. We will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income (expense) in our condensed consolidated statements of operations.

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

Following the Closing of the Business Combination, the value of warrants and stock options issued by us was based on the closing price of our common stock as reported on the Nasdaq Capital Market on the grant date. As noted above, we estimate the fair value, based upon these values, using the Black-Scholes Merton model, which is affected principally by the life of the warrant, the volatility of the underlying shares, the risk-free interest rate, and expected dividends. Expected volatility is based on the historical share volatility of a set of comparable publicly traded companies over a period of time equal to the expected term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the warrant for time periods approximately equal to the expected term of the warrant. Expected dividend yield is zero based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We expense the amount for warrants and stock-based awards within other income (expense) and stock-based compensation, respectively, in our condensed consolidated statements of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The Company early adopted ASU No. 2020-06 as of January 1, 2023, using a modified retrospective approach, noting the Company’s prior instruments would not be impacted by this adoption. The Company utilized the updated derivative guidance when accounting for the 2023 Convertible Note (as defined in Note 7, Senior Secured Convertible Notes).

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for public business entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2024, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2024 were not effective, and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weakness

In connection with our preparation and the audits of our financial statements as of December 31, 2023, 2022, and 2021, we identified a material weakness as defined under the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. Specifically, our material weakness is that our management does not have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting. Management is working to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting, including hiring of additional accounting personnel, such as Jolie Kahn as our Chief Financial Officer, and engaging consultants to assist management. Additionally, management plans to further develop and implement formal policies, processes and documentation procedures relating to financial reporting.

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

For more information concerning the material weakness identified and remediation steps, see the section titled “Risk Factors – We identified a material weakness in Legacy Ocean’s internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations” included in our Annual Report on Form 10-K, filed on November 25, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal matters or claims except as set forth in our audited financial statements for the year ended December 31, 2023, in our Annual Report on Form 10-K for the year ended December, 31, 2023.

In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows except as set forth in our audited financial statements for the year ended December 31, 2023, in our Annual Report on Form 10-K for the year ended December, 31, 2023.

Item 1A. Risk Factors

In addition to those the risk factors set forth in Part I “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and other reports we filed with the SEC, below are certain risk factors related to the Company and its operations.

Our level of indebtedness and significant debt service obligations could adversely affect our financial condition or our ability to fulfill our obligations, including the note issued in May 2023, and make it more difficult for us to fund our operations.

As of March 31, 2024, we had $12.6 million in principal of indebtedness outstanding, including $7.6 million in principal amount of a convertible promissory note issued in May 2023. We have very limited cash resources from which to repay any obligations that a lender requires to be paid in cash. Our level of indebtedness could have important negative consequences to you and us, including:

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

We have funded various of our operations through convertible debt obligations. From time to time we have also issued a number of shares and warrants to acquire services and assets from third parties. To the extent that our debt obligations are satisfied by way of conversions, and we issue additional shares of our common stock to satisfy obligations or in consideration for assets or services these issuances would have a dilutive effect on our existing stockholders.

Because of alternate conversion price notices from our principal noteholder, there may be significant dilution.

Between March 4, 2024, and March 8, 2024, our principal noteholder sent Alternate Conversion Notices to the Company to convert the principal value and accrued and unpaid interest under its Note with the Company into shares of Company common stock pursuant to the Alternate Conversion Price mechanism in the Note. The Company is currently evaluating the situation and working with the noteholder to arrive at an equitable resolution. If not resolved, an issuance of shares could result in significant dilution.

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

Issuances of Capital Stock

In connection with the loan modification agreement, dated March 22, 2023, between the Company and NPIC Limited (the “Loan Modification Agreement”), in August 2023, we issued to NPIC Limited 50,000 shares of our common stock in exchange for a previous extension of the maturity date of the loan made pursuant to the Loan and Transfer Agreement between AHAC, the Sponsor and NPIC Limited dated December 13, 2022. This transaction was affected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In August 2023, we issued to the Investor 11,032 shares of our common stock as an interest payment under the 2023 Convertible Note. This transaction was affected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In September 2023, we issued to the Investor 13,445 shares of our common stock as an interest payment under the 2023 Convertible Note. This transaction was affected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In October 2023, we issued to the Investor 15,173 shares of our common stock as an interest payment under the 2023 Convertible Note. This transaction was affected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

The Company issued 39,650 shares of its common stock to the Investor during the fiscal year ended December 31, 2023, as interest payments.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the quarter ended March 31, 2024.

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

Ocean Biomedical, Inc.

Date: December 23, 2024	By:	/s/ Michelle Berrey
Michelle Berrey
Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2024	By:	/s/ Jolie Kahn
Jolie Kahn
Chief Financial Officer
(Principal Financial Officer)

