Form 10-Q
period 2024-06-30
Ocean Biomedical, Inc.
filed 2024-12-23
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-40793

OCEAN BIOMEDICAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-1309280
55 Claverick St., Room 325	02903
Providence, Rhode Island

Registrant’s telephone number, including area code: (401) 444-7375

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	OCEA	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share of common stock at an exercise price of $11.50	OCEAW	The NASDAQ Stock Market LLC

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

As of June 30, 2024, the registrant had 34,868,628 shares of common stock outstanding and as of December 20, 2024, there are 34,868,628 shares of common stock outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$4	$4
Restricted cash	225	1,000
Prepaid expenses	1,048	1,105
Total current assets	1,277	2,109
Investment in Virion	574	3,392
TOTAL ASSETS	$1,851	$5,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,180	$16,185
Accrued expenses – related party	916	946
Short-term loans, net of issuance costs	10,980	12,118
SPA Warrant	1,662	764
Total current liabilities	30,738	30,013
NONCURRENT LIABILITIES
Fixed maturity consideration	4,790	4,123
Backstop put option liability	55,881	58,523
Virion contribution liability	3,185	3,605
Total liabilities	94,594	96,264
STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively, 34,868,628 and 34,649,046 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	107,547	105,292
Accumulated deficit	(200,290)	(196,055)
Total stockholders’ deficit	(92,743)	(90,763)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,851	$5,501

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING EXPENSES:
Research and development	$-	$28	$26	$421
General and administrative	682	2,804	1,251	7,798
Total operating expenses	682	2,832	1,277	8,219
OPERATING LOSS	(682)	(2,832)	(1,277)	(8,219)
income (expense)OTHER INCOME (EXPENSE):
Change in fair value of 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option	(331)	(1,159)	(1,336)	(1,159)
Loss in connection with Share Consideration shares	-	-	-	(12,676)
Gain (loss) in connection with Backstop Put Option Liability and Fixed Maturity Consideration	(13,312)	(2,719)	1,975	(34,031)
Fair value of warrant issuances	-	(1,417)	-	(2,301)
Fair value of stock obligations	103	-	(47)	-
Fair value of non-cash stock issuances	-	(577)	-	(577)
Transaction costs	-	(1,154)	-	(8,732)
Loss on extinguishment of debt	-	(903)	-	(14,856)
Interest expense, including amortization of debt issuance costs	(515)	(668)	(1,152)	(969)
Net loss attributable to equity interest in Virion	(573)	-	(2,818)
Change in fair value of Virion Contribution Liability	(1,924)	-	420
Other	-	(2)	-	(3)
Total other income (expense)	(16,552)	(8,599)	(2,958)	(75,304)
NET LOSS	$(17,234)	$(11,431)	$(4,235)	$(83,523)
Weighted average shares outstanding, basic and diluted	27,487,283	26,469,619	27,415,885	25,661,160
Net loss per share, basic and diluted	$(0.63)	$(0.43)	$(0.15)	$(3.25)

See accompanying notes to the unaudited condensed consolidated financial statements,

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands)

(unaudited)

For the Three Months Ended June 30, 2024

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2024	35,418,628	-	$107,273	$(183,056)	$(75,783)
Net loss				(17,234)	(17,234)
Stock-based compensation	-	-	187	-	187
Shares issued to vendors	50,000	-	87	-	87
Balances at June 30, 2024	35,468,628	-	$107,547	$(200,290)	$(92,743)

For the Three Months Ended June 30, 2023

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at March 31, 2023	33,774,467	-	$98,928	$(153,681)	$(54,753)
Net loss				(11,431)	(11,431)
Stock-based compensation	-	-	186	-	186
Proceeds from Backstop Agreement	-	-	1,444	-	1,444
Issuance of common stock related to short-term loans	150,000	-	903	-	903
Shares issued in consideration pursuant to the Marketing Services Agreement	13,257	-	83	-	83
Shares issued in consideration pursuant to the Common Stock Purchase Agreement	75,000	-	494	-	494
Issuance of warrants	-	-	1,417	-	1,417
Balances at June 30, 2023	34,012,724	-	$103,455	$(165,112)	$(61,657)

For the Six Months Ended June 30, 2024

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2023	35,249,046	-	$105,292	$(196,055)	$(90,763)
Net loss				(4,235)	(4,235)
Stock-based compensation	-	-	373	-	373
Issuance of common stock	169,582	-	1,795	-	1,795
Shares issued to vendors	50,000	-	87	-	87
Balances at June 30, 2024	35,468,628	-	$107,547	$(200,290)	$(92,743)

For the Six Months Ended June 30, 2023

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	17,496,370	$-	$70,770	$(81,589)	$(10,819)
Retroactive application of reverse capitalization	5,859,062	-	-	-	-
Adjusted balance, beginning of period	23,355,432	$-	$70,770	$(81,589)	$(10,819)
Effect of Business Combination, including Backstop Agreement, net of redeemed public shares	7,654,035	-	52,070	-	52,070
Backstop Agreement Prepayment	-	-	(51,606)	-	(51,606)
Proceeds from Backstop Agreement	-	-	1,444	-	1,444
Issuance of common stock pursuant to the Subscription Agreement	1,350,000	-	14,260	-	14,260
Issuance of common stock for extension of loan shares to related party	1,365,000	-	13,595	-	13,595
Issuance of common stock related to short-term loans	200,000	-	1,261	-	1,261
Shares issued in consideration pursuant to the Marketing Services Agreement	13,257	-	83	-	83
Shares issued in consideration pursuant to the Common Stock Purchase Agreement	75,000	-	494	-	494
Stock-based compensation	-	-	832	-	832
Offering costs	-	-	(2,049)	-	(2,049)
Issuances of warrants	-	-	2,301	-	2,301
Net loss	-	-	-	(83,523)	(83,523)
Balances at June 30, 2023	34,012,724	$-	$103,455	$(165,112)	$(61,657)

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(4,235)	$(83,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	635
Non-cash debt issuance costs	-	627
Non-cash stock issuances	-	577
Stock-based compensation	373	832
Fair value of warrant issuances	-	2,301
Loss on extinguishment of debt	-	14,856
Loss in connection with Share Consideration shares	-	12,676
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	(1,975)	34,031
Change in fair value of Virion Contribution Liability	(420)	-
Net loss attributable to equity interest in Virion	2,818
Change in fair value of 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	1,336	1,159
Non-cash transaction costs in excess of Business Combination proceeds	-	7,578
Changes in assets and liabilities:
Prepaid expenses	57	-
Accounts payable and accrued expenses	1,302	499
Accrued expenses - related party	(31)	319
Net cash used in operating activities	(775)	(7,433)
Cash flows from financing activities
Payment to Backstop Parties for Backstop Agreement	-	(51,606)
Payment to Backstop Parties for Share Consideration	-	(12,676)
Issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement	-	14,260
Proceeds from Backstop Agreement	-	1,444
Proceeds from reverse recapitalization	-	52,070
Proceeds from short-term loans, net of issuance costs	-	8,168
Repayments of short-term loans	-	(2,100)

Net cash provided by financing activities	-	9,560
Total change in cash and restricted cash	(775)	2,127
Cash and restricted cash at beginning of period	1,004	34
Cash and restricted cash at end of period	$229	$2,161

Supplemental disclosure of non-cash financing activities:
Offering costs not yet paid	$-	$2,049
Non-cash stock issuances	$1,881	$15,433
SPA warrant liability upon issuance	$-	$1,932

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

Business Combination Agreement

On February 14, 2023, Aesther Healthcare Acquisition Corp. (“AHAC”) completed the acquisition of Ocean Biomedical Holdings, Inc. (“Legacy Ocean”) pursuant to the definitive agreement dated August 31, 2022, and as amended on December 5, 2022 (the “Business Combination Agreement”), by and among, AHAC, AHAC Merger Sub Inc., a wholly-owned subsidiary of AHAC, Aesther Healthcare Sponsor, LLC, Legacy Ocean, and Dr. Chirinjeev Kathuria (the “Closing”). Upon Closing, AHAC Merger Sub Inc. merged with and into Legacy Ocean, with Legacy Ocean surviving the merger as a wholly owned subsidiary of AHAC. AHAC changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and is referred to herein as “the Company.” Unless context otherwise requires, the reference to “AHAC” refers to the Company prior to Closing.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, AHAC, which is the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Ocean is treated as the accounting acquirer. The net assets of AHAC are stated at historical cost, with no goodwill or other intangible assets recorded. All historical financial information presented in the condensed consolidated financial statements represents Legacy Ocean and its wholly owned subsidiaries as Legacy Ocean is the predecessor to the Company. The wholly owned subsidiaries include: (i) Ocean ChitofibroRx Inc., (ii) Ocean ChitoRx Inc., (iii) Ocean Sihoma Inc., and (iv) Ocean Promise, Inc. The Business Combination is accounted for as the equivalent of a capital transaction in which the Company has issued stock for the net assets of AHAC.

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

The Company had no cash inflows from operating activities for the six months ended June 30, 2024. As of June 30, 2024, the Company had cash of $4 thousand, restricted cash of $0.2 million, and a working capital deficiency of $29.5 million. The Company’s current operating plan indicates it will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating ability at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The subsidiaries were formed to organize the Company’s therapeutic programs in order to optimize multiple commercialization options and to maximize each program’s value.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had minimal cash or cash equivalents as of June 30, 2024 and December 31, 2023.

Restricted Cash

The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use. Restricted cash as of June 30, 2024 and December 31, 2023 was $0.2 million and $1.0 million, respectively, consisting of the portion of proceeds received from the 2023 Convertible Note, as defined in Note 7, Senior Secured Convertible Notes, that is being held in an escrow account.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including the development of product candidates. Research and development costs are expensed as incurred. For the three and six months ended June 30, 2024, and 2023, research and development expenses consist of expenses recognized for stock-based compensation and incurred for initial license fees, annual maintenance license fees, and services agreements. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees associated with equity financings such as the Business Combination as deferred offering costs until such financings are consummated. After consummation of the equity financings, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. The Company recorded deferred offering costs of $2.0 million as a reduction to the Business Combination proceeds into additional paid-in capital during the first quarter of 2023. The Company recorded $7.6 million as a component of other income (expense) in its condensed consolidated statements of operations for the six months ended June 30, 2023, as the amounts were in excess of the proceeds generated as a result of the Business Combination.

Income Taxes and Tax Credits

Income taxes are recorded in accordance with FASB Accounting Standards Codification 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. There is no provision for income taxes because the Company has incurred operating losses and capitalized certain items for income tax purposes since its inception and maintains a full valuation allowance against its net deferred tax assets. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2024 and December 31, 2023, the Company had no liability for income tax associated with uncertain tax positions.

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

The Company’s Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below), 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option (each as defined and discussed in Note 7, Senior Secured Convertible Notes), are carried at fair value as determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4, Fair Value Measurements). The carrying values of cash, accounts payable, accrued expenses, and short-term loans approximate their fair values due to the short-term nature of these liabilities.

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

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder of $0.6 million recorded to other income (expense) on the condensed consolidated statements of operations. The Company reassesses the classification of the SPA Warrant at each reporting period and record any changes to fair value as necessary. To date, there have been no changes in classification.

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

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ deficit and cash flows for the six months ended June 30, 2024:

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

At any time prior to the Maturity Date, and in accordance with the terms of the Backstop Agreement, the Backstop Parties may elect an Optional Early Termination to sell some or all of the Backstop Shares. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment amount is due back to the Company. As of June 30, 2023, the Backstop Parties had sold 143,261 Backstop Shares, for which the Company has received net proceeds of $1.4 million, after paying related fees to the Backstop Parties. Depending on the manner in which the Backstop Agreement is settled, the Company may never have access to the full Prepayment.

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

The Company recognized a loss on extinguishment of debt of $1.2 million in its condensed consolidated statements of operations for the six months ended June 30, 2023 for the 200,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, the Company recognized a loss on extinguishment of debt of $13.6 million in its condensed consolidated statements of operations for the six months ended June 30, 2023, for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, the Company recorded interest expense of $36 thousand in its condensed consolidated statements of operations for the six months ended June 30, 2023.

Deferred Underwriting Commissions

At Closing, the underwriters for AHAC’s initial public offering (“IPO”) agreed to defer payment of $3.2 million of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note (the “Underwriter Promissory Note”). The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The Company has a right to pay up to fifty percent (50%) of the principal and interest due on this promissory note using the common stock of the Company at a price per share of $10.56. The remaining fifty percent (50%) of the principal and interest due on this promissory note must be paid in cash. The Company recorded $0.2 million and $0.1 million of interest expense on the outstanding balance in the Company’s condensed consolidated financial statements for the fiscal quarters ended June 30, 2024, and 2023, respectively. The Company recorded $0.3 million and $0.1 million of interest expense on the outstanding balance in the Company’s condensed consolidated financial statements for the six months ended June 30, 2024 and 2023, respectively.

On March 4, 2024, the Company converted the convertible portion of the Underwriter Promissory Note into 169,582 restricted shares of its common stock at the conversion price of $10.56. The principal amount converted was $1.6 million, plus $0.2 million of accrued interest thereon. As of June 30,2024, the Company had not repaid any of remaining principal balance of $1.6 million, which is recorded as a short-term loan in the consolidated financial statements.

4. Fair Value Measurements

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of June 30, 2024:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(55,881)	$(55,881)
Fixed Maturity Consideration	-	-	(4,790)	(4,790)
2023 Convertible Note (1)	-	-	(6,055)	(6,055)
SPA Warrant	-	-	(1,662)	(1,662)
Total financial liabilities	$-	$-	$(68,388)	$(68,388)

(1)	Refer to Note 6, Short-Term Loan Agreements, for a reconciliation of the fair value of the 2023 Convertible Note to the total short-term loans, net of issuance costs in the Company’s condensed consolidated balance sheets.

During the three and six months ended June 30, 2024, there were no transfers between Level 1, Level 2, and Level 3.

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

	Estimated volatility	Expected future stock price	Risk-free rate
Backstop Put Option Liability and Fixed Maturity Consideration	157.5%	$1.95-$13.93	4.9%

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

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated volatility	Range of probabilities	Risk-free rate
2023 Convertible Note	50.0%	0%-65%	5.4%
SPA Warrant	100.0%	0%-65%	4.4%

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

The following table summarizes some of the significant inputs and assumptions used in the Black-Scholes Merton model:

	Estimated volatility	Risk-free rate
Ayrton Note Purchase Option	13%	5.0%

The following table provides a roll forward of the aggregate fair values of the Company’s Fixed Maturity Consideration, Backstop Put Option Liability, the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option for which fair value is determined using Level 3 inputs:

Level 3 Rollforward (in thousands)	Backstop Put Option Liability	Fixed Maturity Consideration	2023 Convertible Note	SPA Warrant	Ayrton Note Purchase Option
Balances as of January 1, 2023	$-	$-	$-	$-	$-
Initial fair value measurement	(12,414)	(3,166)	(5,628)	(1,932)	(269)
Changes in fair value	(46,109)	(957)	(10)	1,168	269
Balance as of December 31, 2023	(58,523)	(4,123)	(5,618)	(764)	-
Changes in fair value	2,642	(667)	(438)	(898)	-
Balance as of June 30, 2024	(55,881)	(4,790)	(6,055)	(1,662)	-

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses:
Accounting and legal fees	$12,182	$12,099
Vendor fees	3,425	2,517
Research and development	647	636
Other	926	933
Total accounts payable and accrued expenses	$17,180	$16,185

6. Loan Agreements

Short-term Loan Agreements

As of June 30, 2024, and December 31, 2023, the Company had the following short-term loan balances:

(in thousands)

	June 30, 2024	December 31, 2023
Short-term loans:
Second Street Loan	$600	$600
Second Street Loan 2	400	400
March Second Street Loan	700	700
McKra Loan	1,000	1,000
Underwriter Promissory Note	1,575	3,150
2023 Convertible Note	6,055	5,618
Poseidon Demand Note	650	650
Short-term loans, net of issuance costs	$10,980	$12,118

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

Second Street Loan 2

In May 2022, the Company entered into a second loan agreement with Second Street Capital (the “Second Street Loan 2”) to borrow $0.2 million, which was later amended in January 2023 to borrow an additional $0.2 million. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. In connection with this loan, the Company issued a warrant to purchase 62,500 shares of the Company’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. The Company was originally required to repay the Second Street Loan 2 on the earlier of (i) 5 business days after the Company’s next financing or (ii) November 18, 2022. The Company recognized an expense of $0.4 million for the warrants issued based on the estimated fair value of the awards on the date of grant. The accounting treatment for the warrants is discussed within Note 10, Warrants.

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

The most recent amendment, effective as of May 2023, included the following terms, with no conditions present as of June 30, 2024:

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

Second Street Capital Loans – Interest Expense

During the three months ended June 30, 2024, and 2023, the Company recognized $0.1 million and $0.3 million of interest expense on the Second Street Loans, respectively, including $0.2 million, related to the amortization of debt issuance costs during the three months ended June 30, 2023. During the six months ended June 30, 2024, and 2023, the Company recognized $0.1 million and $0.5 million of interest expense on the Second Street Loans, respectively, including $0.4 million, related to the amortization of debt issuance costs during the six months ended June 30, 2023.

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

During the three months ended June 30, 2024, and 2023, the Company recognized $0.1 million and $0.2 million of interest expense on the McKra Loan, respectively, including $0.1 million, related to the amortization of debt issuance costs during the three months ended June 30, 2023. During the six months ended June 30, 2024, and 2023, the Company recognized $0.1 million and $0.2 million of interest expense on the McKra Loan, respectively, including $0.2 million, related to the amortization of debt issuance costs during the six months ended June 30, 2023.

Poseidon Demand Note

On October 2, 2023, the Company issued a demand promissory note to its largest stockholder, Poseidon Bio, LLC (“Poseidon”) for $0.7 million (the “Poseidon Demand Note”). The entire principal amount of the Poseidon Demand Note will be due and payable in full on demand, or on such earlier date the principal amount may become due and payable pursuant to certain triggering events (the “Maturity Date”). Interest accrues on the unpaid principal amount of the Poseidon Demand Note at a rate of 5% per annum and is payable on the Maturity Date. During the six months ended June 30, 2024, and 2023, the Company recognized interest expense of $16 thousand and $8 thousand, respectively, on the Poseidon Demand Note, which is reflected in other income (expense) in the condensed consolidated statement of operations for the six months ended June 30, 2024.

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

All or any portion of the principal amount of each Note, plus accrued and unpaid interest is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $10.34 per share, subject to certain adjustments and alternative conditions. A noteholder will not have the right to convert any portion of a Note, to the extent that, after giving effect to such conversion, the noteholder (together with certain of its affiliates and other related parties) would beneficially own in excess of 9.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion. Upon a change of control of the Company, noteholders may require the Company to redeem all, or any portion, of the Notes at a price stipulated by certain conditions as discussed within the SPA. At June 30, 2024, the principal amount outstanding under the 2023 Convertible Note was $7.6 million.

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

As of June 30, 2024, the Company is in default of its obligations with respect to Ayrton LLC as a result of, among other things, its delinquent SEC filings.

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

Heller v. Ocean Biomedical, Inc. et al.:

On May 23, 2023, Jonathan Heller (“Heller”) filed a civil action against the Company, Poseidon Bio LLC, Dr. Chirinjeev Kathuria and Elizabeth Ng (collectively, the “Defendants”) in the District Court of Rhode Island. Heller has asserted claims alleging that he is entitled to earned salary and various other payments following his resignation from the Company. On July 27, 2023, Defendants filed their Answer and Affirmative Defenses. On September 3, 2024, Defendants filed a Motion to Dismiss numerous counts included in the claims on the grounds that the counts fail to state a claim upon which relief may be granted. If successful, this Motion would remove Dr. Kathuria and Ms. Ng as named defendants and will reduce the number of claims against the Company to three. The Court has not provided a hearing date for this Motion. The Company has concluded that a loss is probable and has recorded a liability of $0.5 million as of June 30, 2024 within accounts payable and accrued expenses on the condensed consolidated balance sheet.

IPFS Corporation v. Ocean Biomedical, Inc

On January 4, 2024, IPFS Corporation (“IPFS”) filed an action against the Company in the U.S. District Court for the District of Delaware. IPFS claims amounts owed relating to financing provided to Aesther Healthcare Acquisition Corp for commercial insurance premiums in 2022, after the August 31, 2022 Merger Agreement but prior to closing of the Business Combination. IPFS filed a motion for a default judgment on February 16, 2024. Two default judgments have been entered in favor of IPFS; one entered April 19, 2024, related to the principal amount of $0.1 million and the other entered on May 21, 2024 related to costs and attorneys’ fees incurred in the amount of $0.03 million. Both judgments accrue interest until paid. The Company has concluded that a loss is probable and has recorded a liability of $0.1 million as of June 30, 2024 within accounts payable and accrued expenses on the consolidated balance sheets.

Entoro Securities LLC v. Ocean Biomedical, Inc.

In June 2024, Entoro Securities LLC (“Entoro”) filed an action against the Company in the Superior Court of Delaware. Entoro claims that its subcontractor introduced the Company to Aesther Healthcare Acquisition Corp. and claims that the Company is obligated to pay Entoro a finder’s fee as a result of the Business Combination. Entoro seeks a finder’s fee in the amount of $2 million and 4,750,000 shares of the Company’s common stock. Discovery is underway. Based on the Company’s investigation to date, the Company does not believe the allegations in the Complaint have merit. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of June 30, 2024.

Meteora Special Opportunity Fund I, LP, et al. v. Ocean Biomedical, Inc.

On May 22, 2024, Meteora Special Opportunity Fund I, LP, et al. (comprised of Meteora Special Opportunity Fund I, LP; Meteora Capital Partners, LP; and Meteora Select Trading Opportunities Master, LP, together “the Plaintiffs”), filed an action against the Company in the Supreme Court of the State of New York, New York County. The Plaintiffs claim that the Seller VWAP Triggering Event related to the Backstop Agreement as described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies and Note 3, Business Combination and Backstop Agreement, occurred on November 3, 2023, when the Company’s stock price traded below $4.00 per share for 30 of the preceding 45 trading days. The Plaintiffs set a Maturity Date for February 2024, at which time the Plaintiffs allege the entire Maturity Consideration became due and owed to the Plaintiffs in the amount of $6.3 million. The Company filed its opposition to the motion on September 6, 2024, and cross-moved for an extension of its time to answer or otherwise respond to the Complaint. Discussions with the Plaintiffs and the Court are on-going. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of June 30, 2024.

License Fees

The Company entered into license agreements with its academic research institution partners. Under these license agreements, the Company is required to make annual fixed license maintenance fee payments. The Company is also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license and collaboration agreements are contingent upon future events such as achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, the Company has not included these fees in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

For further discussion on license fees recorded during the period, refer to Note 12, License and Manufacturing Agreements.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50 million. As of June 30, 2024, we have contingent compensation and bonuses in the amount of $14.7 million to certain members of senior management.

We also have $1.0 million of contingent vendor payments, which are also contingently payable based only upon our first cumulative capital raise of at least $50 million.

These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under these agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our condensed consolidated financial statements. During the fiscal year ended December 31, 2023, $0.9 million of contingent compensation was paid and recorded in general and administrative expenses on the Company’s consolidated statement of operations. There have not been any contingent compensation payments for the six months ended June 30, 2024.

9. Equity

Common Stock

The holders of common stock of the Company are entitled to dividends when and if declared by the Company’s Board of Directors. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. As of June 30, 2024 and December 31, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.0001 per share.

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

The Notices will have no immediate effect on the listing or trading of the Company’s common stock, although there can be no assurances that further delays in the filing of the Form 10-K will not have an impact on the listing or trading of the Company’s common stock. Nasdaq indicated that the Company must: (i) submit a revised plan to regain compliance with respect to the filing requirement; and (ii) on or before October 14, 2024, file the delinquent Form 10-K. The Company filed the delinquent Form 10-K on November 25,2024 and intends to file the delinquent 10-Qs as soon as practicable.

Virion Contribution Agreement

On October 11, 2023, the Company entered into an Amended and Restated Contribution Agreement (the “Contribution Agreement”) with Virion Therapeutics, LLC (“Virion”) and Poseidon Bio LLC to provide financial, technical and operational assistance to the further growth and development of Virion’s Intelligent and Adaptable CD8+ T cell-based Immunotherapy (“VIACT”) platform. Pursuant to the Contribution Agreement, the Company acquired a 50% membership interest in Virion and purchased one membership unit of Virion for an initial contribution of either a) $4.1 million in cash, or b) 750,000 shares of the Company’s common stock, 250,000 of which were transferred to Virion by Poseidon Bio LLC, with the remaining 500,000 shares issued by the Company on December 1, 2023. The Company elected to fund the initial contribution via the issuance of shares of its common stock. In the case of an initial contribution in the form of shares of common stock, the Contribution Agreement provides for a post-closing true-up 18 months from the closing date, whereby the Company would be required to make a true-up contribution. This post-closing true-up amount would be equal to the difference between liquidation proceeds received by Virion from the sale of the 750,000 shares of common stock received in the initial contribution and $4.1 million. The post-closing true-up amount is payable, at the Company’s discretion, in the form of additional shares of the Company’s common stock, or cash. This investment has been reflected at the minimum amount to be contributed as of the post-closing true-up, or $4.1 million and is reflected in non-current assets on the Company’s condensed consolidated balance sheets as Investment in Virion. The Company initially recorded a liability of $2.8 million for the estimated amount of the post-closing true-up, reflecting the $4.1 million reduced by the fair market value of the common stock issued pursuant to the Contribution Agreement at the time of the contribution. The liability will be remeasured at each reporting period and the Company will record any changes to other income (expense) on the consolidated statement of operations. Based upon the closing price of the Company’s common stock at June 30, 2024, the Company increased the liability for the post-closing true-up to $3.2 million and reflected an expense of $1.9 million for the change in the fair value of the Virion Contribution Liability in other income (expense) on its consolidated statement of operations for the three months ended June 30, 2024. For the six months ended June 30, 2024, the Company decreased the liability for the post-closing true-up by $0.4 million and reflected a gain of $0.4 million for the change in the fair value of the Virion Contribution Liability in other income (expense) on its consolidated statement of operations.

The investment in Virion is accounted for as an equity method investment under ASC 323 as the Company has significant influence over the investee. For the three month and six-month periods ended June 30, 2024, Virion incurred a net loss of approximately $1.1 million and $5.6 million, respectively. The Company recorded its share of this loss for the three month and six month periods ended June 30, 2024 of approximately $0.6 million and $2.8 million, respectively.

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

The stock-based compensation expense recorded for the three month and six month periods ended June 30, 2024 was $0.2 million and $0.4 million, respectively and was recorded within general and administrative expense in the Company’s condensed consolidated statements of operations, as discussed below.

The following table summarizes stock option activity during the six months ended June 30, 2024:

(in thousands)	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	600,000	$10.00	2.1	—
Options granted	—	—	—	—
Options cancelled or forfeited	—	—	—	—
Outstanding at June 30, 2024	600,000	$10.00	1.7	—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of June 30, 2024 and the exercise price of the stock options. As of June 30, 2024, the total unrecognized compensation related to unvested stock option awards granted was $1.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years. No stock options were exercised during the period.

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

The Board has discretion to amend the ESPP to any extent and in any manner it may deem advisable, provided that any amendment that would be treated as the adoption of a new plan for purposes of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) will require stockholder approval. The Board may suspend or terminate the ESPP at any time. No purchases were made as of June 30, 2024.

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

These profit interests grants in the Company’s controlling shareholder were deemed to be transactions incurred by the shareholder and within the scope of ASC 718, Stock Compensation. As a result, the related transactions by the shareholder were pushed down into the Company’s condensed consolidated financial statements. As of June 30, 2024, Legacy Ocean’s founder held 100% of the voting power and 68% of the equity interests in Poseidon. The related stock-based compensation recognized is discussed below.

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

Stock-based compensation for the three and six months ended June 30, 2024 consisted of costs related to (i) stock options granted to non-employee directors in the first quarter of 2023 and (ii) warrants issued to advisors and consultants, as discussed below. Stock-based compensation for the three and six months ended June 30, 2024 solely consisted of costs related to the profit interests in Poseidon. The following table summarizes the allocation of stock-based compensation for the stock options, warrants, and Class B profit interests for the three and six months ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation:
Research and development (1)	$-	$-	$-	$-
General and administrative (2)	187	186	373	832
Total stock-based compensation	$187	$186	$373	$832

(1)	As discussed above, certain executives and employees of the Company hold profit interests in Poseidon. The fair value of these profit interests was recorded on the grant dates at fair value utilizing an option-pricing model under which interests are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class, adjusted for a discount for the lack of marketability to account for a lack of access to an active public market.
(2)	In March 2023, the Company issued warrants to advisors and consultants as discussed below in Note 10, Warrants, which resulted in $0.6 million of stock-based compensation expense in 2023. Refer to discussion below for further detail. Also included in general and administrative expense is the stock-based compensation expense for the options awards to non-employee directors as discussed above.

10. Warrants

As of June 30, 2024 and December 31, 2023, the following warrants to purchase common stock were outstanding:

	June 30, 2024
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2023	426,427	$8.06	(2)	3/8/2026
Second Street Capital (1)	February 2023	85,285	$8.06	Equity-classified	4/22/2026
Second Street Capital (1)	February 2023	102,342	$7.47	Equity-classified	9/30/2026
Second Street Capital (1)	February 2023	75,000	$10.34	Equity-classified	2/15/2028
Second Street Capital	March 2023	200,000	$10.34	Equity-classified	3/29/2028
Second Street Capital	March 2023	150,000	$11.50	Equity-classified	3/31/2028
McKra Investments warrant	March 2023	200,000	$10.34	Equity-classified	3/28/2028
Special Forces F9 warrant	March 2023	150,000	$11.50	Equity-classified	3/7/2028
Public Warrants	(4)	5,250,000	$11.50	Equity-classified	2/14/2028
Private Warrants	(4)	5,411,000	$11.50	Equity-classified	2/14/2028
SPA Warrant (3)	May 2023	552,141	$11.50	Liability-classified	5/25/2028
		12,602,195

(1)	Upon Closing, and as discussed in Note 3, Business Combination and Backstop Agreement, Second Street Capital’s warrants issued from Legacy Ocean in 2022 were terminated in exchange for the Converted Ocean Warrants.

(2)	The Legacy Ocean warrant issued in February 2022 was issued with the right to put the warrant in exchange for a payment of $250,000. At the time of issuance, these warrants were recorded as a liability and as Second Street Capital had the intention to exercise the put option in the near-term, the Company determined that recording the liability at its fair value of $250,000 was appropriate.

(3)	For further detail on the SPA Warrant, refer to Note 7, Senior Secured Convertible Notes.

(4)	For further detail on the Public Warrants and Private Warrants, refer to the “Public and Private Warrants” discussion below.

In 2022 and 2023, the Company entered into certain agreements with Second Street Capital, Special Forces F9, LLC (“Special Forces”), and McKra for which it issued warrants exercisable to purchase the Company’s common stock. For each of the warrants issued, the Company utilized the guidance within ASC 480, Distinguishing Liabilities from Equity¸ to determine whether the instruments should be recorded as liabilities or as equity. For warrants that are fully vested upon issuance with a fixed life term, the instrument is classified as equity and the Company recognizes the estimated fair value of the warrant within equity on the date of grant, with the offset be recorded within (i) other income (expense) for those issued in conjunction with loans and (ii) stock-based compensation within operating expenses for those issued to advisors and consultants. Further, for any warrants that are issued in connection with a loan and are not fully vested upon issuance, the fair value of the debt issuance is amortized over the set term. The estimated fair value for the equity-classified warrants is determined utilizing the Black-Scholes Merton model, as described below. For the warrant with a put option, the Company recorded a corresponding liability in its condensed consolidated balance sheets as discussed above.

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

Second Street Warrants

In connection with the Second Street Loans discussed in Note 6, Short-Term Loan Agreements, the Company issued a total of eight warrants exercisable to purchase an aggregate of 1,039,054 shares of its common stock to Second Street Capital (including the Converted Ocean Warrants, as discussed above). During the three months ended June 30, 2023, the Company recognized $0.7 million in other income (expense) in its condensed consolidated statements of operations to record the issuance of warrants based on the estimated fair value of the awards on the date of grant. During the six months ended June 30, 2023, the Company recognized $1.5 million in other expense in its condensed consolidated statements of operations to record the issuance of warrants based on the estimated fair value of the awards on the date of grant. There was no related expense recognized during the three months or six months ended June 30, 2024.

The warrant issued in connection with the March Second Street Loan, exercisable for 200,000 shares of the Company’s common stock, was treated as a debt discount and the respective fair value is being amortized over the life of the term of the loan. For those warrants issued in exchange for maturity extensions, the Company concluded that they met the accounting requirements for debt extinguishments and as such the fair values of the warrants, as well as related fees, were recorded in full to other income (expense) in the period of issuance, with the offset to additional paid-in capital. As of June 30, 2024, all of the warrants remain outstanding.

McKra Investments III Warrant

In connection with the McKra Loan, discussed in Note 6, Short-Term Loan Agreements, the Company issued a warrant exercisable to purchase 200,000 shares of its common stock. The warrant is being treated as a debt discount and the fair value is being amortized over the life of the term of the warrant. During the three months and six months ended June 30, 2023, the Company recognized $0.7 million and $0.8 million, respectively, in other income (expense) in its condensed consolidated statements of operations based on the estimated fair value of the awards on the date of grant. There was no related expense recognized during the three months and six months ended June 30, 2024. As of June 30, 2024, the warrant remains outstanding.

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

In the first quarter of 2023, the full amount of the $0.6 million of the fair value of the warrant was recognized since the warrant was fully vested upon issuance. The fair value was recorded as stock-based compensation within general and administrative expense on the Company’s condensed consolidated statements of operations. As of June 30, 2024, the warrant remains outstanding.

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

The net loss per share for the basic and diluted earnings calculations for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(17,234)	$(11,431)	$(4,235)	$(83,523)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	27,487,283	26,469,619	27,415,885	25,661,160
Net loss per common share, basic and diluted	$(0.63)	$(0.43)	$(0.15)	$(3.25)

As noted above, the following securities were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six months Ended June 30,
	2024	2023	2024	2023
Stock options	600,000	600,000	600,000	600,000
Warrants to purchase common stock	12,602,195	12,602,195	12,602,195	12,602,195

As discussed in Note 3, Business Combination and Backstop Agreement, Legacy Ocean is also entitled to receive up to an additional 19,000,000 shares of the Company’s common stock, referred to herein as the Earnout Shares. These Earnout Shares are subject to certain performance conditions that expire on the 36-month anniversary of Closing. None of these conditions have been met as of June 30, 2024.

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

For each of the Initial Brown License Agreements, as amended, the Company is required to pay Elkurt (i) a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021, until paid and (ii) an annual license maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 on January 1, 2028. In addition, upon successful commercialization, the Company is required to pay Elkurt (i) between 0.5% to 1.5% of net sales based on the terms of each of the Initial Brown License Agreements and (ii) 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. For the six-month periods ended June 30, 2024, and 2023, the Company recorded annual license maintenance fees of $12,000. In addition, the Company recorded license fees of $0.3 million for the six months ended June 30, 2023. As of June 30, 2024, the Company reflected a balance due of $0.1 million in accrued expenses – related parties on its condensed consolidated balance sheet.

The Company is also required to pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an Investigational New Drug Application (“IND”), or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. The Company is also responsible for reimbursement of patent costs. The Company records reimbursement of patent costs as general and administrative costs in the condensed consolidated statements of operations as incurred. For the six-month periods ended June 30, 2024 and 2023, the Company incurred reimbursed patent costs expenses to Brown University in the amount of $0.1 million and $0.2 million, respectively.

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

Upon successful commercialization, under the terms of the agreement, the Company is also required to pay Elkurt (i) 1.5% of net sales and (ii) 25% of all nonroyalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company will also pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. For the six-month periods ended June 30, 2024 and 2023, the Company has incurred reimbursed patent costs expenses to Rhode Island Hospital in the amount of $0.1 million and $0.3 million, respectively. As of June 30, 2024, the Company reflected a balance due of $0.3 million in accrued expenses – related parties on its condensed consolidated balance sheet.

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

Transactions with Legacy Ocean’s Founder and Executive Chairman

The Legacy Ocean founder and executive chairman had paid certain expenses on behalf of the Company. He is reimbursed when the Company has sufficient working capital to do so. As of June 30, 2024, the amount due for these expenses was $93 thousand, These amounts were recorded as accrued expenses – related party on the condensed consolidated balance sheets.

Transactions with Chief Accounting Officer

The Company’s Chief Accounting Officer previously provided consulting services to Legacy Ocean through RJS Consulting, LLC, his wholly owned limited liability company, through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of June 30, 2024 and December 31, 2023, the Company owed RJS Consulting, LLC $0.1 million. The amounts were recorded as accounts payable on the condensed consolidated balance sheets and were expensed as accounting fees in general and administrative expenses in 2021.

Transactions with Virion

As discussed in Note 9 – Equity, the Company entered into the Contribution Agreement with Virion on October 11, 2023, resulting in the Company acquiring a 50% membership interest in Virion. As a result, Virion is considered a related party; however, as of June 30, 2024 the Company has not engaged in any transactions with Virion with the exception of the Contribution Agreement.

14. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustments to or disclosures in the Company’s condensed consolidated financial statements. Aside from the items discussed below, the Company did not have any subsequent events that required recognition or disclosure in the condensed consolidated financial statements for the six months ended June 30, 2024.

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

As of June 30, 2024, the Company is in default of its obligations with respect to Ayrton LLC as a result of, among other things, its delinquent SEC filings.

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

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our net losses were $17.2 million and $11.4 million for the three months ended June 30, 2024, and 2023, respectively, and $4.2 million and $83.5 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, and December 31, 2023, we had a stockholders’ deficit of $94.0 million and $90.8 million, respectively. Our current liabilities are $30.7 million and $30.0 million as of June 30, 2024, and December 31, 2023, respectively. Our current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

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

Comparison of the Three and Six months Ended June 30, 2024 and 2022

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$-	$28	$(28)	$26	$421	$(395)
General and administrative	682	2,804	(2,123)	1,251	7,798	(6,547)
Total operating expenses	682	2,832	(2,151)	1,277	8,219	(6,942)
Operating loss	(682)	(2,832)	2,151	(1,277)	(8,219)	6,942
Other income (expense)	(16,552)	(8,599)	(7,955)	(2,958)	(75,304)	72,346
Net loss	$(17,234)	$(11,431)	$(5,618)	$(4,235)	$(83,523)	$79,288

Operating Expenses

Research and development

Research and development expense for the three months ended June 30, 2024, increased by $28 thousand, as compared to the three months ended June 30, 2023.

Research and development expense for the six months ended June 30, 2024, decreased by $0.4 million, as compared to the six months ended June 30, 2023.

General and administrative

General and administrative expense for the three months ended June 30, 2024, decreased by $2.1 million, as compared to the three months ended June 30, 2023. The $2.1 million decrease was primarily driven by decreases of (i) $1.5 million in professional services, (ii) $0.3 million in salaries and wages, and (iii) $0.3 million in insurance.

General and administrative expenses for the six months ended June 30, 2024, decreased by $6.9 million, as compared to the six months ended June 30, 2023. The decrease of $6.9 million was primarily driven by decreases of (i) $4.9 million in professional services, (ii) $0.4 million in salaries and wages, (iii) $0.5 million in stock-based compensation, and (iv) $0.7 million in insurance and public relations.

Other Income (expense)

Other expense for the three months ended June 30, 2024, increased by $8.0 million, as compared to the three months ended June 30, 2023. The increase of $8.0 million was primarily driven by (i) a $10.6 million increase in the changes in fair values of the Fixed Maturity Consideration and Backstop Put Option Liability, (ii) $1.9 million expense related to the change in fair value of the Virion contribution liability, and (iii) the net loss attributable to equity interest in Virion of $0.6 million. These increases were partially offset by certain charges incurred in the prior year period which are not recurring in the three months ended June 30, 2024, such as (i) $0.9 million related to loss on extinguishment of debt, (ii) $1.4 million related to the issuance of warrants, (iii) $1.2 million in transaction costs, and (iv) $0.6 million related to non-cash stock issuances.

Other expense for the six months ended June 30, 2024, decreased by $72.3 million, as compared to the six months ended June 30, 2023. The decrease of $72.3 million was primarily driven by (i) a $36.0 million decrease in the changes in fair values of the Fixed Maturity Consideration and Backstop Put Option Liability and certain charges incurred in the prior year period which are not recurring in the six months ended June 30, 2024, such as (i) $14.9 million related to loss on extinguishment of debt, (ii) $12.7 million related to the share consideration shares issued during the six months ended June 30, 2023, (iii) $2.3 million related to the issuance of warrants, (iv) $8.7 million in transaction costs, and (v) $0.6 million related to non-cash stock issuances.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products, and we do not expect to generate revenue from sales of products for several years, if at all. We had no cash inflows from operating activities for the six months ended June 30, 2024. Further, as of June 30, 2024, we had minimal cash and a working capital deficiency of $29.5 million.

To date, we have funded our operations from the proceeds from the issuance of common stock and debt, proceeds from the Backstop Agreement and through self-funding by our founder and have limited current cash on hand to fund our operations. Based on our current operational plans and assumptions, we expect that the net proceeds from the Backstop Agreement, the Ayrton Convertible Note Financing and future debt and equity financings, including possibly under the Common Stock Purchase Agreement, as well as further deferrals of certain of our accrued expenses and contingency payments due upon the closing of future financings, are required to fund operations into the third quarter of 2024. As of June 30, 2024, we received $1.4 million in cumulative proceeds from the Backstop Agreement.

We borrowed $13.5 million in the first half of 2023, including the proceeds from the initial Note under the Ayrton Convertible Note Financing, the proceeds of which were used to pay the related-party loans and certain accrued expenses. We consummated the closing of the sale of the initial Note on May 25, 2023, for approximately $6.1 million, net of expenses and issuance costs, which we used to pay the remainder of our existing related-party loans and a portion of our existing short-term loans, totaling $1.6 million. As of June 30, 2024, the principal of our remaining short-term loans outstanding was $12.6 million.

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

At any time prior to the Maturity Date, the Backstop Parties may elect an optional early termination to sell some or all of the Recycled Shares in the open market. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment is due back to us. As of June 30, 2024, the Backstop Parties have sold 143,261 shares, for which we received net proceeds of $1.4 million, after paying related fees to the Backstop Parties. Depending on the manner in which the OTC Equity Prepaid Forward Transaction is settled, we may never have access to the full Prepayment.

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

We recognized a loss on extinguishment of debt of $1.2 million in our consolidated statements of operations for the six months ended June 30, 2024 for the 200,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, we recognized a loss on extinguishment of debt of $13.6 million in our condensed consolidated statements of operations for the six months ended June 30, 2023 for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, we recorded interest expense of $18 thousand and $36 thousand in our condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

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

In April 2023, the Common Stock Purchase Agreement was amended to fix the number of initial commitment shares at 75,000 shares to White Lion, which had a fair value of $0.5 million upon issuance. The $0.5 million in commitment costs were recorded in other income (expense) in our condensed consolidated statements of operations.

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

Other Commitments

License Fees

Our contractual obligations are expected to have an effect on our liquidity and cash flows in future periods. Under our license agreements with our academic research institution partners, fixed license maintenance fees of $0.3 million are due within 15 days of financing of at least $10.0 million and $0.1 million are due within 30 days of financing of at least $10.0 million. In addition, under these license agreements, we are also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accounts payable. The payment obligations under the collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, we have not included these fees in our condensed consolidated balance sheets as of June 30, 2024. None of these were paid as of June 30, 2024.

Refer to Note 12, License and Manufacturing Agreements, in Part I, Item 1. “Financial Statements” for further detail around timing of license fees due.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50.0 million. As of June 30, 2024, we have contingent compensation and bonuses in the amount of $14.7 million to certain members of senior management as well as $1.0 million in contingent vendor payments. These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under the employment agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our condensed consolidated financial statements. None of these were paid as of June 30, 2024.

Development and Manufacturing Services Agreement

We have entered and anticipate we will continue to enter into contracts in the normal course of business with external organizations such as CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing. We expect that these contracts will be generally cancelable by us, and we anticipate that payments due upon cancellation will consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We accrued CMO services in the amount of $0.6 million for the three and six months ended June 30, 2024, and 2022 under the Development and Manufacturing Services Agreement with Lonza in developing the product OCX-253.

Cash Flows

To date, we have not generated any revenue. Cash flows to date have resulted from financing activities, including payments made on behalf of the Company by related parties and net proceeds from issuance of shares of common stock consisting of friends and family of our employees and short-term borrowings, including the initial Note from the Ayrton Convertible Note Financing. As of June 30, 2024, our unrestricted cash balance of approximately $4 thousand is held in a standard checking account and our restricted cash balance of $0.2 million is held in an escrow account. We do not have any cash equivalents. Cash used in operating activities was primarily used to pay legal and accounting fees. Our outstanding accounts payable and accrued expenses of $17.2 million as of June 30, 2024, will be paid off utilizing future proceeds from current and future financings, including proceeds from the Common Stock Purchase Agreement and future debt and equity financings.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our condensed consolidated financial statements appearing elsewhere in this Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2024, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level.

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2024 were not effective, and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2024, we had $12.6 million in principal of indebtedness outstanding, including $7.6 million in principal amount of a convertible promissory note issued in May 2023. We have very limited cash resources from which to repay any obligations that a lender requires to be paid in cash. Our level of indebtedness could have important negative consequences to you and us, including:

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

We have funded various of our operations through convertible debt obligations. From time to time, we have also issued a number of shares and warrants to acquire services and assets from third parties. To the extent that our debt obligations are satisfied by way of conversions, and we issue additional shares of our common stock to satisfy obligations or in consideration for assets or services these issuances would have a dilutive effect on our existing stockholders.

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

We did not purchase any shares of our common stock during the quarter ended June 30, 2024.

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

