Form 10-Q
period 2024-09-30
Ocean Biomedical, Inc.
filed 2025-01-13
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of January 13, 2025, the registrant had 34,868,628 shares of common stock outstanding and as of December 30, 2024, there are 34,868,628 shares of common stock outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$-	$4
Restricted cash	240	1,000
Prepaid expenses	802	1,105
Total current assets	1,042	2,109
Investment in Virion	90	3,392
TOTAL ASSETS	$1,132	$5,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,570	$16,185
Accrued expenses – related party	668	946
Short-term loans, net of issuance costs	12,838	12,118
SPA Warrant	3,573	764
Total current liabilities	33,649	30,013
NONCURRENT LIABILITIES
Fixed maturity consideration	5,163	4,123
Backstop put option liability	57,041	58,523
Virion contribution liability	3,364	3,605
Total liabilities	99,217	96,264
STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively, 34,868,628 and 34,649,046 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	107,733	105,292
Accumulated deficit	(205,818)	(196,055)
Total stockholders’ deficit	(98,085)	(90,763)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,132	$5,501

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING EXPENSES:
Research and development	$-	$305	$26	$726
General and administrative	768	2,350	2,019	10,148
Total operating expenses	768	2,655	2,045	10,874
OPERATING LOSS	(768)	(2,655)	(2,045)	(10,874)
OTHER INCOME (EXPENSE)
Change in fair value of 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	(126)	570	(1,462)	(589)
Loss in connection with Share Consideration shares	-	-	-	(12,676)
Gain (loss) in connection with backstop put option liability and fixed maturity consideration	(1,533)	(11,373)	442	(45,404)
Fair value of warrant issuances	-	-	-	(2,301)
Fair value of non-cash stock issuances	-	(109)	-	(686)
Transaction costs	(77)	-	(77)	(8,732)
Loss on extinguishment of debt	-	(224)	-	(15,080)
Loss on exchange of notes	(1,899)	-	(1,899)	-
Interest expense, including amortization of debt issuance costs	(461)	(293)	(1,613)	(1,262)
Net loss attributable to equity interest in Virion	(484)	-	(3,302)	-
Change in fair value of Virion contribution liability	(180)	-	240	-
Fair value of stock obligations	-	-	(47)	-
Other	-	(3)	-	(6)
Total other income (expense)	(4,760)	(11,432)	(7,718)	(86,736)
NET LOSS	$(5,528)	$(14,087)	$(9,763)	$(97,610)
Weighted average shares outstanding, basic and diluted	27,487,283	26,605,147	27,446,868	25,980,292
Net loss per share, basic and diluted	$(0.20)	$(0.53)	$(0.36)	$(3.76)

See accompanying notes to the unaudited condensed consolidated financial statements,

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands)

(unaudited)

For the Three Months Ended September 30, 2024

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2024	35,468,628	-	$107,547	$(200,290)	$(92,743)
Net income				(5,528)	(5,528)
Stock-based compensation	-	-	186	-	186
Balances at September 30, 2024	35,468,628	-	$107,733	$(205,818)	$(98,085)

For the Three Months Ended September 30, 2023

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2023	34,012,724	$-	$103,455	$(165,112)	$(61,657)
Net loss	-	-	-	(14,087)	(14,087)
Stock-based compensation	-	-	186	-	186
Issuance of common stock related to short-term loans	74,477	-	334	-	334
Balances at September 30, 2023	34,087,201	$-	$103,975	$(179,199)	$(75,224)

For the Nine Months Ended September 30, 2024

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2023	35,249,046	-	$105,292	$(196,055)	$(90,763)
Net loss				(9,763)	(9,763)
Stock-based compensation	-	-	559	-	559
Issuance of common stock	169,582	-	1,795	-	1,795
Shares issued to vendors	50,000	-	87	-	87
Balances at September 30, 2024	35,468,628	-	$107,733	$(205,818)	$(98,085)

For the Nine Months Ended September 30, 2023

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	17,496,370	$-	$70,770	$(81,589)	$(10,819)
Retroactive application of reverse capitalization	5,859,062	-	-	-	-
Adjusted balance, beginning of period	23,355,432	$-	$70,770	$(81,589)	$(10,819)
Net loss	-	-		(97,610)	(97,610)
Effect of Business Combination, including Backstop Agreement, net of redeemed public shares	7,654,035	-	52,070	-	52,070
Backstop Agreement Prepayment	-	-	(51,606)	-	(51,606)
Proceeds from Backstop Agreement	-	-	1,444	-	1,444
Issuance of common stock pursuant to the Subscription Agreement	1,350,000	-	14,260	-	14,260
Issuance of common stock for extension of loan shares to related party	1,365,000	-	13,595	-	13,595
Issuance of common stock related to short-term loans	274,477	-	1,595	-	1,595
Shares issued in consideration pursuant to the Marketing Services Agreement	13,257	-	83	-	83
Shares issued in consideration pursuant to the Common Stock Purchase Agreement	75,000	-	494	-	494
Stock-based compensation	-	-	1,018	-	1,018
Offering costs	-	-	(2,049)	-	(2,049)
Issuances of warrants	-	-	2,301	-	2,301
Balances at September 30, 2023	34,087,201	$-	$103,975	$(179,199)	$(75,224)

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(9,763)	$(97,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	799
Non-cash debt issuance costs	-	627
Non-cash stock issuances	-	577
Stock-based compensation	559	1,018
Fair value of warrants issued	-	2,301
Loss on extinguishment of debt	-	15,080
Loss on exchange of notes	1,899	-
Loss in connection with Share Consideration shares	-	12,676
Loss in connection with backstop put option liability and fixed maturity consideration	(442)	45,404
Net loss attributable to equity interest in Virion	3,302	-
Change in fair value of Virion contribution liability	(240)	-
Change in fair value of 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	1,462	589
Non-cash transaction costs in excess of Business Combination proceeds	-	7,578
Changes in assets and liabilities:
Prepaid expenses	302	-
Accounts payable and accrued expenses	1,540	2,038
Accrued expenses - related party	(279)	360
Net cash used in operating activities	(1,660)	(8,563)
Cash flows from financing activities
Payment to Backstop Parties for backstop agreement	-	(51,606)
Payment to Backstop Parties for Share Consideration	-	(12,676)
Issuance of common stock pursuant to the backstop agreement and subscription agreement	-	14,260
Proceeds from Backstop Agreement	-	1,444
Proceeds from reverse recapitalization	-	52,070
Proceeds from short-term loans, net of issuance costs	896	8,168
Repayments of short-term loans	-	(2,100)

Net cash provided by financing activities	896	9,560
Total change in cash and restricted cash	(764)	997
Cash and restricted cash at beginning of period	1,004	34
Cash and restricted cash at end of period	$240	$1,031

Supplemental disclosure of non-cash financing activities:
Offering costs not yet paid	$-	$2,049
Non-cash stock issuances	$1,881	$15,766
SPA warrant liability upon issuance	$-	$1,932

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

The Company had no cash inflows from operating activities for the nine months ended September 30, 2024. As of September 30, 2024, the Company had minimal cash, restricted cash of $0.2 million, and a working capital deficiency of $32.6 million. The Company’s current operating plan indicates it will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating ability at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of these financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, as applicable, including those related to the fair values of the Company’s common stock and related stock-based compensation and the valuation of (i) the Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below) and (ii) the 2023 and 2024 Convertible Notes, SPA Warrant, and Ayrton Note Purchase Option (each as defined in Note 7, Senior Secured Convertible Notes). The Company bases its estimates using Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had minimal cash as of September 30, 2024 and December 31, 2023.

Restricted Cash

The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use. Restricted cash as of September 30, 2024 and December 31, 2023 was $0.2 million and $1.0 million, respectively, consisting of the portion of proceeds received from the 2023 Convertible Note, as defined in Note 7, Senior Secured Convertible Notes, that is being held in an escrow account.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including the development of product candidates. Research and development costs are expensed as incurred. For the three and nine months ended September 30, 2024 and 2023, research and development expenses consist of expenses recognized for stock-based compensation and incurred for initial license fees, annual maintenance license fees, and services agreements. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees associated with equity financings such as the Business Combination as deferred offering costs until such financings are consummated. After consummation of the equity financings, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. The Company recorded deferred offering costs of $2.0 million as a reduction to the Business Combination proceeds into additional paid-in capital during the first quarter of 2023. The Company recorded $7.6 million as a component of other income (expense) in its condensed consolidated statements of operations for the nine months ended September 30, 2023 as the amounts were in excess of the proceeds generated as a result of the Business Combination.

Income Taxes and Tax Credits

Income taxes are recorded in accordance with FASB Accounting Standards Codification 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. There is no provision for income taxes because the Company has incurred operating losses and capitalized certain items for income tax purposes since its inception and maintains a full valuation allowance against its net deferred tax assets. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of September 30, 2024 and December 31, 2023, the Company had no liability for income tax associated with uncertain tax positions.

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

The Company’s Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below), 2023 and 2024 Convertible Notes, SPA Warrants, and Ayrton Note Purchase Option (each as defined and discussed in Note 7, Senior Secured Convertible Notes), are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4, Fair Value Measurements). The carrying values of cash, restricted cash, accounts payable, accrued expenses, and short-term loans approximate their fair values due to the short-term nature of these liabilities.

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

2023 and 2024 Convertible Notes, SPA Warrant, and Ayrton Note Purchase Option

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

Effective July 23, 2024, the Company entered into further arrangements to fund up to an additional $7.7 million in additional secured notes (the “2024 Convertible Notes”) in conjunction with the 2023 Convertible Note. The first tranche of $1.1 million was funded to various vendors on behalf of the Company to address costs of the Company in preparing its 2023 financial statements and subsequent quarterly reporting requirements, among other things. The balance of the funds shall be released by the investor upon the Company reaching certain milestones over the next several months.

All prior defaults under the existing transaction documents have been deemed cured, and there was a late filing carveout until August 15, 2024. The current Notes have had an extension of the maturity date until December 15, 2024 and installment payments have been waived until the earlier of the date on which the Company’s 2023 Form 10-K is filed and September 1, 2024, with subsequent installments continuing to be due on the first of each month thereafter. The investor has agreed to extend the maturity to March 2025. No payments have been made.

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

The principal amount of the new note issued in exchange for the Existing Notes is $9.7 million, after giving effect to the principal amount of the Existing Notes, the Event of Default Interest to date and Redemption Premium. At July 15, 2024, the Existing Notes were valued at $7.1 million, consisting of the fair value of the Existing Notes of $6.3 million, plus accrued and unpaid interest of $0.8 million. The new $9.7 million notes were valued at $6.8 million, resulting in a gain on exchange of notes of $0.3 million. Similarly, the Company valued the SPA Warrants issued in 2023 at $1.6 million and the value of the SPA Warrants issued in the exchange in 2024 at $3.8 million, resulting in a loss on exchange of notes of $2.2 million. The Company has recorded a net loss on exchange of notes of $1.9 million as other income (expense) on its condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

As part of the agreement, Chirinjeev Kathuria, the Company’s Chairman, and Poseidon Bio, LLC, an entity controlled by Dr. Kathuria, also agreed to grant a proxy on all of their shares of the Company’s common stock to an independent third party, to vote them as that party sees fit, until such time as the Notes are paid in full.

As of September 30, 2024, the Company is in default of its obligations with respect to Ayrton LLC as a result of, among other things, its delinquent SEC filings.

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

The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of stockholders’ deficit and cash flows for the nine months ended September 30, 2024:

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

Subsequent to Closing, the Prepayment amount was equal to $51.6 million, consisting of $37.3 million for the Recycled Shares and $14.3 million for the Polar Subscription shares. As the $14.3 million was a netted transaction between the Company and Polar, only $37.3 million was paid out of the funds the Company received from AHAC’s trust account. This net impact from the payment outflow to Backstop Parties for the Backstop Agreement of $51.6 million and the proceeds inflow from the issuance of common stock pursuant to the Backstop Agreement and Polar Subscription of $14.3 million are reported in the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The Prepayment amount was accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net purchase of the Backstop Shares.

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

At any time prior to the Maturity Date, and in accordance with the terms of the Backstop Agreement, the Backstop Parties may elect an Optional Early Termination to sell some or all of the Backstop Shares. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment amount is due back to the Company. As of September 30, 2023, the Backstop Parties had sold 143,261 Backstop Shares, for which the Company has received net proceeds of $1.4 million, after paying related fees to the Backstop Parties. Depending on the manner in which the Backstop Agreement is settled, the Company may never have access to the full Prepayment.

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

The Company recognized a loss on extinguishment of debt of $1.2 million in its condensed consolidated statements of operations for the nine months ended September 30, 2023 for the 200,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, the Company recognized a loss on extinguishment of debt of $13.6 million in its condensed consolidated statements of operations for the nine months ended September 30, 2023 for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, the Company recorded interest expense of $36 thousand in its condensed consolidated statements of operations for the nine months ended September 30, 2023.

Deferred Underwriting Commissions

At Closing, the underwriters for AHAC’s initial public offering (“IPO”) agreed to defer payment of $3.2 million of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note (the “Underwriter Promissory Note”). The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The Company has a right to pay up to fifty percent (50%) of the principal and interest due on this promissory note using the common stock of the Company at a price per share of $10.56. The remaining fifty percent (50%) of the principal and interest due on this promissory note must be paid in cash. The Company recorded $0.1 million of interest expense on the outstanding balance in the Company’s condensed consolidated financial statements for each of the three months ended September 30, 2024 and 2023. The Company recorded $0.4 million and $0.2 million of interest expense on the outstanding balance in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023, respectively.

On March 4, 2024, the Company converted the convertible portion of the Underwriter Promissory Note into 169,582 restricted shares of its common stock at the conversion price of $10.56. The principal amount converted was $1.6 million, plus $0.2 million of accrued interest thereon. As of September 30,2024, the Company had not repaid any of remaining principal balance of $1.6 million, which is recorded as a short-term loan in the consolidated financial statements.

On November 13, 2024, the Company received a notice of default with regard to its 2023 promissory note with EF Hutton, which alleges that $2.1 million is due under the promissory note, consisting of the unpaid principal balance of $1.6 million, plus accrued and unpaid interest of $0.5 million.

4. Fair Value Measurements

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of September 30, 2024:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(57,041)	$(57,041)
Fixed Maturity Consideration	-	-	(5,163)	(5,163)
2024 Convertible Notes (1)	-	-	(7,913)	(7,913)
SPA Warrants	-	-	(3,573)	(3,573)
Total financial liabilities	$-	$-	$(73,690)	$(73,690)

(1)	Refer to Note 6, Short-Term Loan Agreements, for a reconciliation of the fair value of the 2024 Convertible Notes to the total short-term loans, net of issuance costs in the Company’s condensed consolidated balance sheets.

During the three and nine months ended September 30, 2024, there were no transfers between Level 1, Level 2, and Level 3.

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

	Estimated volatility	Expected future stock price	Risk-free rate
Backstop Put Option Liability and Fixed Maturity Consideration	142.5%	$1.95-$13.93	3.9%

Valuation of the 2024 Convertible Notes and SPA Warrants

The Company utilized a Monte-Carlo simulation at inception to value the 2024 Convertible Notes and SPA Warrants. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including subsequent placement and change in control, and various simulated paths, were utilized to estimate the fair value of the associated liabilities. The value of the 2024 Convertible Notes and SPA Warrants was calculated as the average present value over 50,000 simulated paths. The Company will continue to measure the fair value at each reporting period, with subsequent fair values to be recorded within other income (expense) in the Company’s condensed consolidated statements of operations.

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated volatility	Range of probabilities	Risk-free rate
2024 Convertible Note	50.0%	0%-65%	4.8%
SPA Warrant	100.0%	0%-65%	3.6%

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

The following table provides a roll forward of the aggregate fair values of the Company’s Fixed Maturity Consideration, Backstop Put Option Liability, the 2023 Convertible Note, the 2024 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option for which fair value is determined using Level 3 inputs:

Level 3 Rollforward (in thousands)	Backstop Put Option Liability	Fixed Maturity Consideration	2023/2024 Convertible Notes	SPA Warrants	Ayrton Note Purchase Option
Balances as of January 1, 2023	$-	$-	$-	$-	$-
Initial fair value measurement	(12,414)	(3,166)	(5,628)	(1,932)	(269)
Changes in fair value	(46,109)	(957)	(10)	(1,168)	269
Balance as of December 31, 2023	(58,523)	(4,123)	(5,618)	(764)	-
Changes in fair value thru July 15, 2024	-	-	(681)	(824)	-
Balance as of July 15, 2024	(58,523)	(4,123)	(6,299)	(1,588)	-
Effect of Note Exchange	-	-	(504)	(2,171)	-
Additional 2024 Notes issued	-	-	(968)	-	-
Changes in fair value	1,482	(1,040)	(142)	186	-
Balance as of September 30, 2024	(57,041)	(5,163)	(7,913)	(3,573)	-

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses:
Accounting and legal fees	$12,081	$12,099
Vendor fees	2,980	2,517
Research and development	647	636
Other	862	933
Total accounts payable and accrued expenses	$16,570	$16,185

6. Loan Agreements

Short-term Loan Agreements

As of September 30, 2024 and December 31, 2023, the Company had the following short-term loan balances:

(in thousands)

	September 30, 2024	December 31, 2023
Short-term loans:
Second Street Loan	$600	$600
Second Street Loan 2	400	400
March Second Street Loan	700	700
McKra Loan	1,000	1,000
Underwriter Promissory Note	1,575	3,150
2023 Convertible Note	-	5,618
2024 Convertible Note	7,913	-
Poseidon Demand Note	650	650
Short-term loans, net of issuance costs	$12,838	$12,118

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

The most recent amendment, effective as of May 2023, included the following terms, with no conditions present as of September 30, 2024:

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

Second Street Capital Loans – Interest Expense

During each of the three months ended September 30, 2024 and 2023, the Company recognized $0.1 million of interest expense on the Second Street Loans, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $0.2 million and $0.6 million of interest expense on the Second Street Loans, respectively, including $0.4 million, related to the amortization of debt issuance costs during the nine months ended September 30, 2023.

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

During the three months ended September 30, 2024 and 2023, the Company recognized $0.1 million and $38 thousand of interest expense on the McKra Loan, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $0.1 million and $0.3 million of interest expense on the McKra Loan, respectively, including $0.2 million, related to the amortization of debt issuance costs during the nine months ended September 30, 2023.

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

Poseidon Demand Note

On October 2, 2023, the Company issued a demand promissory note to its largest stockholder, Poseidon Bio, LLC (“Poseidon”) for $0.7 million (the”Poseidon Demand Note”). The entire principal amount of the Poseidon Demand Note will be due and payable in full on demand, or on such earlier date the principal amount may become due and payable pursuant to certain triggering events (the “Maturity Date”). Interest accrues on the unpaid principal amount of the Poseidon Demand Note at a rate of 5% per annum and is payable on the Maturity Date. During the three months ended September 30, 2024, the Company recognized interest expense of $8 thousand. During the nine months ended September 30, 2024, the Company recognized interest expense of $25 thousand, on the Poseidon Demand Note, which is reflected in other income (expense) in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

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

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the Ayrton Note Purchase Option, which gives the Investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more Additional Closings. The initial recognition of this liability was measured at fair value utilizing the Black-Scholes Merton model and the fair value of $0.5 million was recorded to other income (expense) on the condensed consolidated statements of operations for the nine months ended September 30, 2023. The liability was recorded within current liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2023. The liability is remeasured at each reporting period and the Company records any changes to other income (expense) on the consolidated statement of operations. As of December 31, 2023, it was determined that the fair value of the Ayrton Note Purchase Option was zero.

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

Effective July 23, 2024, the Company entered into further arrangements to fund up to an additional $7.7 million in additional secured notes (the “2024 Convertible Notes”) in conjunction with the 2023 Convertible Note. The first tranche of $1.1 million was funded to various vendors on behalf of the Company to address costs of the Company in preparing its 2023 financial statements and subsequent quarterly reporting requirements, among other things. The balance of the funds shall be released by the investor upon the Company reaching certain milestones over the next several months.

All prior defaults under the existing transaction documents have been deemed cured, and there was a late filing carveout until August 15, 2024. The current Notes have had an extension of the maturity date until December 15, 2024 and installment payments have been waived until the earlier of the date on which the Company’s 2023 Form 10-K is filed and September 1, 2024, with subsequent installments continuing to be due on the first of each month thereafter. The investor has agreed to extend the maturity to March 2025. No payments have been made.

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

The principal amount of the new note issued in exchange for the Existing Notes is $9.7 million, after giving effect to the principal amount of the Existing Notes, the Event of Default Interest to date and Redemption Premium. At July 15, 2024, the Existing Notes were valued at $7.1 million, consisting of the fair value of the Existing Notes of $6.3 million, plus accrued and unpaid interest of $0.8 million. The new $9.7 million notes were valued at $6.8 million, resulting in a gain on exchange of notes of $0.3 million. Similarly, the Company valued the SPA Warrants issued in 2023 at $1.6 million and the value of the SPA Warrants issued in the exchange in 2024 at $3.8 million, resulting in a loss on exchange of notes of $2.2 million. The Company has recorded a net loss on exchange of notes of $1.9 million as other income (expense) on its condensed consolidated statement of operations for the three months ended September 30, 2024. At September 30, 2024, the principal amount outstanding under the 2024 Convertible Note was $10.6 million.

As part of the agreement, Chirinjeev Kathuria, the Company’s Chairman, and Poseidon Bio, LLC, an entity controlled by Dr. Kathuria, also agreed to grant a proxy on all of their shares of the Company’s common stock to an independent third party, to vote them as that party sees fit, until such time as the Notes are paid in full.

As of September 30, 2024, the Company is in default of its obligations with respect to Ayrton LLC as a result of, among other things, its delinquent SEC filings.

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

Heller v. Ocean Biomedical, Inc. et al.:

On May 23, 2023, Jonathan Heller (“Heller”) filed a civil action against the Company, Poseidon Bio LLC, Dr. Chirinjeev Kathuria and Elizabeth Ng (collectively, the “Defendants”) in the District Court of Rhode Island. Heller has asserted claims alleging that he is entitled to earned salary and various other payments following his resignation from the Company. On July 27, 2023, Defendants filed their Answer and Affirmative Defenses. On September 3, 2024, Defendants filed a Motion to Dismiss numerous counts included in the claims on the grounds that the counts fail to state a claim upon which relief may be granted. If successful, this Motion would remove Dr. Kathuria and Ms. Ng as named defendants and will reduce the number of claims against the Company to three. The Court has not provided a hearing date for this Motion. The Company has concluded that a loss is probable and has recorded a liability of $0.5 million as of September 30, 2024 within accounts payable and accrued expenses on the consolidated balance sheet.

IPFS Corporation v. Ocean Biomedical, Inc

On January 4, 2024, IPFS Corporation (“IPFS”) filed an action against the Company in the U.S. District Court for the District of Delaware. IPFS claims amounts owed relating to financing provided to Aesther Healthcare Acquistion Corp for commercial insurance premiums in 2022, after the August 31, 2022 Merger Agreement but prior to closing of the Business Combination. IPFS filed a motion for a default judgment on February 16, 2024. Two default judgments have been entered in favor of IPFS; one entered April 19, 2024 related to the principal amount of $0.1 million and the other entered on May 21, 2024 related to costs and attorneys’ fees incurred in the amount of $0.03 million. Both judgments accrue interest until paid. The Company has concluded that a loss is probable and has recorded a liability of $0.1 million as of September 30, 2024 within accounts payable and accrued expenses on the condensed consolidated balance sheets.

Entoro Securities LLC v. Ocean Biomedical, Inc.

In June 2024, Entoro Securities LLC (“Entoro”) filed an action against the Company in the Superior Court of Delaware. Entoro claims that its subcontractor introduced the Company to Aesther Healthcare Acquisition Corp. and claims that the Company is obligated to pay Entoro a finder’s fee as a result of the Business Combination. Entoro seeks a finder’s fee in the amount of $2 million and 4,750,000 shares of the Company’s common stock. Discovery is underway. Based on the Company’s investigation to date, the Company does not believe the allegations in the Complaint have merit. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of September 30, 2024.

Meteora Special Opportunity Fund I, LP, et al. v. Ocean Biomedical, Inc.

On May 22, 2024, Meteora Special Opportunity Fund I, LP, et al. (comprised of Meteora Special Opportunity Fund I, LP; Meteora Capital Partners, LP; and Meteora Select Trading Opportunities Master, LP, together “the Plaintiffs”), filed an action against the Company in the Supreme Court of the State of New York, New York County. The Plaintiffs claim that the Seller VWAP Triggering Event related to the Backstop Agreement as described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies and Note 3, Business Combination and Backstop Agreement, occurred on November 3, 2023 when the Company’s stock price traded below $4.00 per share for 30 of the preceding 45 trading days. The Plaintiffs set a Maturity Date for February 2024, at which time the Plaintiffs allege the entire Maturity Consideration became due and owed to the Plaintiffs in the amount of $6.3 million. The Company filed its opposition to the motion on September 6, 2024 and cross-moved for an extension of its time to answer or otherwise respond to the Complaint. Discussions with the Plaintiffs and the Court are on-going. The Company has concluded at this time that a loss is not probable nor reasonably estimable, and as such no liability has been recorded as of September 30, 2024.

License Fees

The Company entered into license agreements with its academic research institution partners. Under these license agreements, the Company is required to make annual fixed license maintenance fee payments. The Company is also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license and collaboration agreements are contingent upon future events such as achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, the Company has not included these fees in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

For further discussion on license fees recorded during the period, refer to Note 12, License and Manufacturing Agreements.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50 million. As of September 30, 2024, we have contingent compensation and bonuses in the amount of $15.5 million to certain members of senior management.

We also have $1.0 million of contingent vendor payments, which are also contingently payable based only upon our first cumulative capital raise of at least $50 million.

These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under these agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our consolidated financial statements. During the fiscal year ended December 31, 2023, $0.9 million of contingent compensation was paid and recorded in general and administrative expenses on the Company’s consolidated statement of operations. There have not been any contingent compensation payments for the nine months ended September 30, 2024.

9. Equity

Common Stock

The holders of common stock of the Company are entitled to dividends when and if declared by the Company’s Board of Directors. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. As of September 30, 2024 and December 31, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.0001 per share.

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

The Company received a notice (the “Notice”) on April 18, 2024, from the Nasdaq Listing Qualifications Department (“Nasdaq”) indicating that the Company remains in non-compliance with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic reports with the SEC. On May 22, 2024 and August 19, 2024, the Company received similar notices with regard to its Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, respectively.

The Notices will have no immediate effect on the listing or trading of the Company’s common stock, although there can be no assurances that further delays will not have an impact on the listing or trading of the Company’s common stock. The Company submitted a revised plan to regain compliance with respect to the filing requirement; and the Company filed the delinquent Form 10-K on November 25, 2024 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024 on December 23, 2024.

On December 3, 2024, Ocean Biomedical, Inc.. (the “Company”) received a letter from Nasdaq that it no longer complies with Rule 5550(a)(2) of Nasdaq’s Listing Rules (the “Rules”) which require listed securities to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days (October 21, 2024 to December 2, 2024), the Company no longer meets this requirement. However, the Rules also provide the Company a compliance period of 180 calendar days (until June 2, 2025) in which to regain compliance. Pursuant to Rule 5810(c)(3)(C) if at any time during this 180 day period the closing bid price of the Company’s security is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance and this matter will be closed. In the event the Company does not regain compliance by June 2, 2025, the Company may be eligible for additional time to regain compliance, or may face delisting.

Section 5550(b)(2) of The Listing Rules (the “Rules”) require listed securities to maintain a minimum Market Value of Listed Securities (MVLS) of $35 million. On December 5, 2024, Nasdaq sent a letter to the Company notifying it that based upon the Company’s MVLS for the last 30 consecutive business days, the Company no longer meets this requirement. Consequently, a deficiency exists with regard to the Rule. However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance. If at anytime during this compliance period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and this matter will be closed. In the event the Company does not regain compliance with the Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting and it may be eligible for additional time to regain compliance, or may face delisting.

Virion Contribution Agreement

On October 11, 2023, the Company entered into an Amended and Restated Contribution Agreement (the “Contribution Agreement”) with Virion Therapeutics, LLC (“Virion”) and Poseidon Bio LLC to provide financial, technical and operational assistance to further the growth and development of Virion’s Intelligent and Adaptable CD8+ T cell-based Immunotherapy (“VIACT”) platform. Pursuant to the Contribution Agreement, the Company acquired a 50% membership interest in Virion and purchased one membership unit of Virion for an initial contribution of either a) $4.1 million in cash, or b) 750,000 shares of the Company’s common stock, 250,000 of which were transferred to Virion by Poseidon Bio LLC, with the remaining 500,000 shares issued by the Company on December 1, 2023. The Company elected to fund the initial contribution via the issuance of shares of its common stock. In the case of an initial contribution in the form of shares of common stock, the Contribution Agreement provides for a post-closing true-up 18 months from the closing date, whereby the Company would be required to make a true-up contribution. This post-closing true-up amount would be equal to the difference between liquidation proceeds received by Virion from the sale of the 750,000 shares of common stock received in the initial contribution and $4.1 million. The post-closing true-up amount is payable, at the Company’s discretion, in the form of additional shares of the Company’s common stock, or cash. This investment has been reflected at the minimum amount to be contributed as of the post-closing true-up, or $4.1 million and is reflected in non-current assets on the Company’s condensed consolidated balance sheets as Investment in Virion. The Company initially recorded a liability of $2.8 million for the estimated amount of the post-closing true-up, reflecting the $4.1 million reduced by the fair market value of the common stock issued pursuant to the Contribution Agreement at the time of the contribution. The liability will remeasured at each reporting period and the Company will record any changes to other income (expense) on the condensed consolidated statement of operations. Based upon the closing price of the Company’s common stock at September 30, 2024, the Company increased the liability for the post-closing true-up to $3.4 million and reflected an expense of $0.2 million for the change in the fair value of the Virion Contribution Liability in other income (expense) on its condensed consolidated statement of operations for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company decreased the liability for the post-closing true-up by $0.2 million and reflected a gain of $0.2 million for the change in the fair value of the Virion Contribution Liability in other income (expense) on its condensed consolidated statement of operations.

The investment in Virion is accounted for as an equity method investment under ASC 323 as the Company has significant influence over the investee. For the three month and nine month periods ended September 30, 2024, Virion incurred a net loss of approximately $1.0 million and $6.6 million, respectively. The Company recorded its share of this loss for the three month and nine month periods ended September 30, 2024 of approximately $0.5 million and $3.3 million, respectively.

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

The stock-based compensation expense recorded for the three month and six month periods ended September 30, 2024 was $0.2 million and $0.6 million, respectively and was recorded within general and administrative expense in the Company’s condensed consolidated statements of operations, as discussed below.

The following table summarizes stock option activity during the nine months ended September 30, 2024:

(in thousands)	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	600,000	$10.00	2.1	-
Options granted	-	-	-	-
Options cancelled or forfeited	-	-	-	-
Outstanding at September 30, 2024	600,000	$10.00	1.4	-

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of September 30, 2024 and the exercise price of the stock options. As of September 30, 2024, the total unrecognized compensation related to unvested stock option awards granted was $1.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.4 years. No stock options were exercised during the period.

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

The Board has discretion to amend the ESPP to any extent and in any manner it may deem advisable, provided that any amendment that would be treated as the adoption of a new plan for purposes of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) will require stockholder approval. The Board may suspend or terminate the ESPP at any time. No purchases were made as of September 30, 2024.

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

These profit interests grants in the Company’s controlling shareholder were deemed to be transactions incurred by the shareholder and within the scope of ASC 718, Stock Compensation. As a result, the related transactions by the shareholder were pushed down into the Company’s condensed consolidated financial statements. As of September 30, 2024, Legacy Ocean’s founder held 100% of the voting power and 68% of the equity interests in Poseidon. The related stock-based compensation recognized is discussed below.

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

Stock-based compensation for the three and nine months ended September 30, 2024 consisted of costs related to (i) stock options granted to non-employee directors in the first quarter of 2023 and (ii) warrants issued to advisors and consultants, as discussed below. Stock-based compensation for the three and nine months ended September 30, 2024 solely consisted of costs related to the profit interests in Poseidon. The following table summarizes the allocation of stock-based compensation for the stock options, warrants, and Class B profit interests for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation:
Research and development (1)	$-	$-	$-	$-
General and administrative (2)	186	186	559	1,018
Total stock-based compensation	$186	$186	$559	$1,018

(1)	As discussed above, certain executives and employees of the Company hold profit interests in Poseidon. The fair value of these profit interests were recorded on the grant dates at fair value utilizing an option-pricing model under which interests are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class, adjusted for a discount for the lack of marketability to account for a lack of access to an active public market.
(2)	In March 2023, the Company issued warrants to advisors and consultants as discussed below in Note 10, Warrants, which resulted in $0.6 million of stock-based compensation expense in 2023. Refer to discussion below for further detail. Also included in general and administrative expense is the stock-based compensation expense for the options awards to non-employee directors as discussed above.

10. Warrants

As of September 30, 2024 and December 31, 2023, the following warrants to purchase common stock were outstanding:

	September 30, 2024
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2023	426,427	$8.06	(2)	3/8/2026
Second Street Capital (1)	February 2023	85,285	$8.06	Equity-classified	4/22/2026
Second Street Capital (1)	February 2023	102,342	$7.47	Equity-classified	9/30/2026
Second Street Capital (1)	February 2023	75,000	$10.34	Equity-classified	2/15/2028
Second Street Capital	March 2023	200,000	$10.34	Equity-classified	3/29/2028
Second Street Capital	March 2023	150,000	$11.50	Equity-classified	3/31/2028
McKra Investments warrant	March 2023	200,000	$10.34	Equity-classified	3/28/2028
Special Forces F9 warrant	March 2023	150,000	$11.50	Equity-classified	3/7/2028
Public Warrants	(4)	5,250,000	$11.50	Equity-classified	2/14/2028
Private Warrants	(4)	5,411,000	$11.50	Equity-classified	2/14/2028
SPA Warrant A (3)	July 2024	552,141	$1.50	Liability-classified	5/25/2028
SPA Warrant B (3)	July 2024	1,332,806	$5.00	Liability-classified	5/25/2028

		13,935,001

(1)	Upon Closing, and as discussed in Note 3, Business Combination and Backstop Agreement, Second Street Capital’s warrants issued from Legacy Ocean in 2022 were terminated in exchange for the Converted Ocean Warrants.

(2)	The Legacy Ocean warrant issued in February 2022 was issued with the right to put the warrant in exchange for a payment of $250,000. At the time of issuance, these warrants were recorded as a liability and as Second Street Capital had the intention to exercise the put option in the near-term, the Company determined that recording the liability at its fair value of $250,000 was appropriate.

(3)	For further detail on the SPA Warrant, refer to Note 7, Senior Secured Convertible Notes.

(4)	For further detail on the Public Warrants and Private Warrants, refer to the “Public and Private Warrants” discussion below.

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

Second Street Warrants

In connection with the Second Street Loans discussed in Note 6, Short-Term Loan Agreements, the Company issued a total of eight warrants exercisable to purchase an aggregate of 1,039,054 shares of its common stock to Second Street Capital (including the Converted Ocean Warrants, as discussed above). During the nine months ended September 30, 2023, the Company recognized $1.5 million in other expense in its condensed consolidated statements of operations to record the issuance of warrants based on the estimated fair value of the awards on the date of grant. There was no related expense recognized during the three months or nine months ended September 30, 2024.

The warrant issued in connection with the March Second Street Loan, exercisable for 200,000 shares of the Company’s common stock, was treated as a debt discount and the respective fair value is being amortized over the life of the term of the loan. For those warrants issued in exchange for maturity extensions, the Company concluded that they met the accounting requirements for debt extinguishments and as such the fair values of the warrants, as well as related fees, were recorded in full to other income (expense) in the period of issuance, with the offset to additional paid-in capital. As of September 30, 2024, all of the warrants remain outstanding.

McKra Investments III Warrant

In connection with the McKra Loan, discussed in Note 6, Short-Term Loan Agreements, the Company issued a warrant exercisable to purchase 200,000 shares of its common stock. The warrant is being treated as a debt discount and the fair value is being amortized over the life of the term of the warrant. During the nine months ended September 30, 2023, the Company recognized $0.8 million, respectively, in other income (expense) in its condensed consolidated statements of operations based on the estimated fair value of the awards on the date of grant. There was no related expense recognized during the three months and nine months ended September 30, 2024. As of September 30, 2024, the warrant remains outstanding.

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

In the first quarter of 2023, the full amount of the $0.6 million of the fair value of the warrant was recognized since the warrant was fully vested upon issuance. The fair value was recorded as stock-based compensation within general and administrative expense on the Company’s condensed consolidated statements of operations. As of September 30, 2024, the warrant remains outstanding.

SPA Warrants

In connection with the Ayrton Convertible Note Financing, the Company issued to an accredited investor a warrant exercisable for 552,141 shares of its common stock at an exercise price of $1.50, as well as a warrant exercisable for 1,332,806 shares of the its common stock at an exercise price of $5.00. Refer to Note 7, Senior Secured Convertible Notes, for further detail.

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

The net loss per share for the basic and diluted earnings calculations for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,528)	$(14,087)	$(9,763)	$(97,610)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	27,487,283	26,605,147	27,446,868	25,980,292
Net loss per common share, basic and diluted	$(0.20)	$(0.53)	$(0.36)	$(3.76)

As noted above, the following securities were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
Stock options	600,000	600,000	600,000	600,000
Warrants to purchase common stock	13,935,001	12,602,195	13,935,001	12,602,195

As discussed in Note 3, Business Combination and Backstop Agreement, Legacy Ocean is also entitled to receive up to an additional 19,000,000 shares of the Company’s common stock, referred to herein as the Earnout Shares. These Earnout Shares are subject to certain performance conditions that expire on the 36 month anniversary of Closing. None of these conditions have been met as of September 30, 2024.

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

For each of the Initial Brown License Agreements, as amended, the Company is required to pay Elkurt (i) a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021 until paid and (ii) an annual license maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 on January 1, 2028. In addition, upon successful commercialization, the Company is required to pay Elkurt (i) between 0.5% to 1.5% of net sales based on the terms of each of the Initial Brown License Agreements and (ii) 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. For the nine month periods ended September 30, 2024 and 2023, the Company recorded annual license maintenance fees of $12,000. In addition, the Company recorded license fees of $0.3 million for the nine months ended September 30, 2023. As of September 30, 2024, the Company reflected a balance due of $0.1 million in accrued expenses – related parties on its consolidated balance sheet.

The Company is also required to pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an Investigational New Drug Application (“IND”), or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. The Company is also responsible for reimbursement of patent costs. The Company records reimbursement of patent costs as general and administrative costs in the condensed consolidated statements of operations as incurred. For the nine month periods ended September 30, 2024 and 2023, the Company incurred reimbursed patent costs expenses to Brown University in the amount of $0.1 million and $0.2 million, respectively.

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

Upon successful commercialization, under the terms of the agreement, the Company is also required to pay Elkurt (i) 1.5% of net sales and (ii) 25% of all nonroyalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company will also pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $250,000 for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. For the nine month periods ended September 30, 2024 and 2023, the Company has incurred reimbursed patent costs expenses to Rhode Island Hospital in the amount of $0.1 million and $0.3 million, respectively. As of September 30, 2024, the Company reflected a balance due of $0.2 million in accrued expenses – related parties on its consolidated balance sheet.

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

13. Related Party Transactions

License Agreements with Elkurt, Inc.

Elkurt/Brown & Rhode Island Hospital Licenses

The Company is party to the License Agreements between Elkurt and Brown and the License Agreements between Elkurt and Rhode Island Hospital (see Note 12 Licensing and Manufacturing Agreements above). Elkurt is a company formed by the Company;s scientific co-founders Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., PhD, Chair of the Department of Pathology and Laboratory Medicine at Brown University. Dr. Elias and Dr. Kurtis are members of the Company’s Board.

Transactions with Legacy Ocean’s Founder and Executive Chairman

The Legacy Ocean founder and executive chairman had paid certain expenses on behalf of the Company. He is reimbursed when the Company has sufficient working capital to do so. As of September 30, 2024, the amount due for these expenses was $93 thousand, These amounts were recorded as accrued expenses – related party on the condensed consolidated balance sheets.

Transactions with Chief Accounting Officer

The Company’s Chief Accounting Officer previously provided consulting services to Legacy Ocean through RJS Consulting, LLC, his wholly owned limited liability company, through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of September 30, 2024 and December 31, 2023, the Company owed RJS Consulting, LLC $0.1 million. The amounts were recorded as accounts payable on the condensed consolidated balance sheets and were expensed as accounting fees in general and administrative expenses in 2021.

Transactions with Virion

As discussed in Note 9 – Equity, the Company entered into the Contribution Agreement with Virion on October 11, 2023, resulting in the Company acquiring a 50% membership interest in Virion. As a result, Virion is considered a related party; however, as of September 30, 2024 the Company has not engaged in any transactions with Virion with the exception of the Contribution Agreement.

14. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustments to or disclosures in the Company’s condensed consolidated financial statements. Aside from the items discussed below, the Company did not have any subsequent events that required recognition or disclosure in the condensed consolidated financial statements for the nine months ended September 30, 2024.

Virion Agreement

In September 2024, the Company entered into an amendment to the contribution agreement with Virion, which was ratified and approved by the Board of Directors of the Company on October 11, 2024. In the amendment, the Company agreed to contribute up to $9.0 million in cash and/or shares of the Company’s common stock (the “Aggregate Capital Contribution”) in exchange for additional limited liability company units in an amount sufficient to cause the Company’s ownership interest in Virion to equal 22% of Virion’s issued and outstanding membership units, on a fully diluted basis. The Aggregate Capital Contribution will be credited for: a) $1.0 million for amounts already received by Virion in connection with the original contribution agreement; and b) the aggregate proceeds actually received by Virion in connection with the sale of 500,000 shares of the Company’s common stock. If the actual cash received by Virion from the proceeds of the sale of the Company’s shares of common stock (the “Actual Contributions”) does not equal the Aggregate Capital Contribution as of April 1, 2025 (the “Final Contribution Date”), the Company shall have the option, but not the obligation, to make additional capital contributions to Virion, up to an amount equal to the difference between the Aggregate Capital Contributions and the Actual Contributions (the “Final Contribution Amount”). The Final Contribution Amount may be paid, at the Company’s election, in cash, through the issuance of additional shares of the Company’s common stock or a combination of both and shall be made no later than 1 business day following the “Final Contribution Date”). The ownership interest of Virion held by the Company shall be determined based upon the Actual Contributions made, plus any Final Contribution paid to Virion as of the date such calculation is made.

Notice from Nasdaq regarding Nasdaq Listing Requirement for Annual Meeting

On January 7, 2025, the Company received a notice from Nasdaq that since the Company had not yet held an annual meeting of shareholders within twelve months of the Company’s fiscal year ended December 31, 2023, it no longer complies with the Listing Rules (the “Rules”) for continued listing.( Listing Rules 5620(a) and 5810(c)(2)(G)). Accordingly, this matter serves as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market. This is formal notification that the Nasdaq Hearings Panel (the “Panel”) will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market. In that regard, the Company should present its views with respect to this additional deficiency to the Panel in writing no later than January 14, 2025. The Company plans on holding its annual meeting within the next 60 days.

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

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our net losses were $5.5 million and $14.1 million for the three months ended September 30, 2024 and 2023, respectively, and $9.8 million and $97.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we had a stockholders’ deficit of $98.1 million and $90.8 million, respectively. Our current liabilities are $33.6 million and $30.0 million as of September 30, 2024 and December 31, 2023, respectively. Our current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

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

Operating Expenses

Research and Development Expenses

To date, research and development expenses consist, or will consist, primarily of costs incurred for our research activities, including the development of our product candidates, as well as stock-based compensation. We expense research and development costs as incurred, which we expect will primarily include:

●	expenses incurred under our licenses and services agreements;

●	Employee-related expenses, including salaries and benefits for personnel engaged in research and development functions; and

●	expenses incurred for outside services with our CMO relating to the development of certain of our preclinical assets.

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

Comparison of the Three and Nine months ended September 30, 2024 and 2023

	Three Months Ended September 30,			Nine months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$-	$305	$(305)	$26	$726	$(700)
General and administrative	768	2,350	(1,582)	2,019	10,148	(8,129)
Total operating expenses	768	2,655	(1,887)	2,045	10,874	(8,829)
Operating loss	(768)	(2,655)	1,887	(2,045)	(10,874)	8,829
Other income (expense)	(4,760)	(11,432)	6,672	(7,718)	(86,736)	79,018
Net loss	$(5,528)	$(14,087)	$8,558	$(9,763)	$(97,610)	$87,847

Operating Expenses

Research and development

Research and development expense for the three months ended September 30, 2024 decreased by $0.3 million, as compared to the three months ended September 30, 2023.

Research and development expense for the nine months ended September 30, 2024 decreased by $0.7 million, as compared to the nine months ended September 30, 2023.

General and administrative

General and administrative expense for the three months ended September 30, 2024 decreased by $1.6 million, as compared to the three months ended September 30, 2023. The $1.6 million decrease was primarily driven by decreases of (i) $0.7 million in professional services, (ii) $0.6 million in salaries and wages, and (iii) $0.3 million in insurance and public relations.

General and administrative expenses for the nine months ended September 30, 2024 decreased by $8.1 million, as compared to the nine months ended September 30, 2023. The decrease of $8.1 million was primarily driven by decreases of (i) $5.5 million in professional services, (ii) $1.0 million in salaries and wages, (iii) $0.5 million in stock-based compensation, and (iv) $1.0 million in insurance and public relations.

Other Income (expense)

Other expense for the three months ended September 30, 2024 decreased by $6.7 million, as compared to the three months ended September 30, 2023. The decrease of $6.7 million was primarily driven by a $9.8 million decrease in the changes in fair values of the Fixed Maturity Consideration and Backstop Put Option Liability, partially offset by (i) $0.6 million related to loss on issuance of put options; (ii) $0.2 million expense related to the change in fair value of the Virion contribution liability, (iii) the net loss attributable to equity interest in Virion of $0.5 million and (iv) $1.8 million related to the loss on exchange of notes.

Other expense for the nine months ended September 30, 2024 decreased by $79.0 million, as compared to the nine months ended September 30, 2023. The decrease of $79.0 million was primarily driven by (i) a $45.8 million decrease in the changes in fair values of the Fixed Maturity Consideration and Backstop Put Option Liability, (ii) $0.2 million expense related to the change in fair value of the Virion contribution liability and certain charges incurred in the prior year period which are not recurring in the nine months ended September 30, 2024, such as (i) $13.6 million related to loss on extinguishment of debt, (ii) $12.7 million related to the share consideration shares issued during the nine months ended September 30, 2023, (iii) $1.9 million related to the issuance of warrants, (iv) $8.0 million in transaction costs, and (v) $2.2 million related to non-cash stock issuances. These decreases were partially offset by (i) $1.8 million related to the loss on exchange of notes; and(ii) $3.3 million related to our share of the net loss generated by Virion.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We had no cash inflows from operating activities for the nine months ended September 30, 2024. Further, as of September 30, 2024, we had minimal cash and a working capital deficiency of $32.6 million.

To date, we have funded our operations from the proceeds from the issuance of common stock and debt, proceeds from the Backstop Agreement and through self-funding by our founder and have limited current cash on hand to fund our operations. Based on our current operational plans and assumptions, we expect that the net proceeds from the Backstop Agreement, the Ayrton Convertible Note Financing and future debt and equity financings, including possibly under the Common Stock Purchase Agreement, as well as further deferrals of certain of our accrued expenses and contingency payments due upon the closing of future financings, are required to fund operations into the third quarter of 2024. As of September 30, 2024 we received $1.4 million in cumulative proceeds from the Backstop Agreement.

We borrowed $13.5 million in the first half of 2023, including the proceeds from the initial Note under the Ayrton Convertible Note Financing, the proceeds of which were used to pay the related-party loans and certain accrued expenses. We consummated the closing of the sale of the initial Note on May 25, 2023 for approximately $6.1 million, net of expenses and issuance costs, which we used to pay the remainder of our existing related-party loans and a portion of our existing short-term loans, totaling $1.6 million. In July 2024, we borrowed $1.0 million under the new 2024 Convertible Note. As of September 30, 2024, the principal of our remaining short-term loans outstanding was $15.6 million.

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

At any time prior to the Maturity Date, the Backstop Parties may elect an optional early termination to sell some or all of the Recycled Shares in the open market. If the Backstop Parties sell any shares prior to the Maturity Date, the pro-rata portion of the Prepayment is due back to us. As of September 30, 2024, the Backstop Parties have sold 143,261 shares, for which we received net proceeds of $1.4 million, after paying related fees to the Backstop Parties. Depending on the manner in which the OTC Equity Prepaid Forward Transaction is settled, we may never have access to the full Prepayment.

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

We recognized a loss on extinguishment of debt of $1.2 million in our consolidated statements of operations for the nine months ended September 30, 2023 for the 200,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, we recognized a loss on extinguishment of debt of $13.6 million in our condensed consolidated statements of operations for the nine months ended September 30, 2023 for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, we recorded interest expense of $18 thousand and $36 thousand in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

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

Other Commitments

License Fees

Our contractual obligations are expected to have an effect on our liquidity and cash flows in future periods. Under our license agreements with our academic research institution partners, fixed license maintenance fees of $0.3 million are due within 15 days of financing of at least $10.0 million and $0.1 million are due within 30 days of financing of at least $10.0 million. In addition, under these license agreements, we are also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accounts payable. The payment obligations under the collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, we have not included these fees in our condensed consolidated balance sheets as of September 30, 2024. None of these were paid as of September 30, 2024.

Refer to Note 12, License and Manufacturing Agreements, in Part I, Item 1. “Financial Statements” for further detail around timing of license fees due.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50.0 million. As of September 30, 2024, we have contingent compensation and bonuses in the amount of $14.8 million to certain members of senior management as well as $1.0 million in contingent vendor payments. These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under the employment agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our condensed consolidated financial statements. None of these were paid as of September 30, 2024.

Development and Manufacturing Services Agreement

We have entered and anticipate we will continue to enter into contracts in the normal course of business with external organizations such as CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing. We expect that these contracts will be generally cancelable by us, and we anticipate that payments due upon cancellation will consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We accrued CMO services in the amount of $0.6 million for the three and nine months ended September 30, 2024 and 2022 under the Development and Manufacturing Services Agreement with Lonza in developing the product OCX-253.

Cash Flows

To date, we have not generated any revenue. Cash flows to date have resulted from financing activities, including payments made on behalf of the Company by related parties and net proceeds from issuance of shares of common stock consisting of friends and family of our employees and short-term borrowings, including the initial Note from the Ayrton Convertible Note Financing. As of September 30, 2024, our unrestricted cash balance was minimal and our restricted cash balance of $0.2 million is held in an escrow account. We do not have any cash equivalents. Cash used in operating activities was primarily used to pay legal and accounting fees. Our outstanding accounts payable and accrued expenses of $16.6 million as of September 30, 2024 will be paid off utilizing future proceeds from current and future financings, including proceeds from additional closings under the 2024 Convertible Note and future debt and equity financings.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2024, the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level.

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

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of September 30, 2024 were not effective, and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weaknesses

In connection with our preparation and the audits of our financial statements as of December 31, 2023, 2022, and 2021, we identified material weaknesses as defined under the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis. Specifically, our material weaknesses are that our management does not have adequate staffing in the accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting. Management is working to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting, including the hiring of additional accounting personnel, such as Jolie Kahn as our Chief Financial Officer, and engaging consultants to assist management. Additionally, management plans to further develop and implement formal policies, processes and documentation procedures relating to financial reporting.

Management’s Plan to Remediate the Material Weaknesses

We have begun taking measures, and plan to continue to take measures, to remediate the material weaknesses. These measures include hiring or engaging additional accounting personnel with familiarity with reporting under U.S. GAAP, including hiring of Jolie Kahn as our Chief Financial Officer, engaging consultants to assist management, and implementing and adopting additional controls and formal policies, processes and documentation procedures relating to financial reporting. We plan to undertake recruitment efforts to identify additional accounting personnel, including possible use of third-party service providers. Remediation costs consist primarily of additional personnel expenses. We may identify additional material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

However, the implementation of these measures may not be sufficient to remediate the control deficiencies that may lead to material weaknesses in our internal control over financial reporting or to prevent or avoid potential future material weaknesses. Moreover, our current controls and any new controls that we develop may become inadequate in the future because of changes in conditions in our business. Furthermore, we may not have identified all material weaknesses and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

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

For more information concerning the material weaknesses identified and remediation steps, see the section titled “Risk Factors – We identified a material weakness in Legacy Ocean’s internal control over financial reporting. If our remediation of these material weaknesses are not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations” included in our Annual Report on Form 10-K, filed on November 25, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal matters or claims except as set forth in our audited financial statements for the year ended December 31, 2023 in our Annual Report on Form 10-K for the year ended December, 31, 2023.

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

Item 1A. Risk Factors

In addition to those the risk factors set forth in Part I “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December, 31, 2023, and other reports we filed with the SEC, below are certain risk factors related to the Company and its operations.

Our level of indebtedness and significant debt service obligations could adversely affect our financial condition or our ability to fulfill our obligations, including the note issued in May 2023, and make it more difficult for us to fund our operations.

As of September 30, 2024, we had $15.6 million in principal of indebtedness outstanding, including $9.7 million in principal amount of a convertible promissory note issued in July 2023. We have very limited cash resources from which to repay any obligations that a lender requires to be paid in cash. Our level of indebtedness could have important negative consequences to you and us, including:

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

Our ability to make payments on and to refinance our indebtedness, including our outstanding notes, and to fund intended research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business when or if our operations will ultimately generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings or another source of liquidity will be available to us in an amount sufficient to enable us to pay our obligations, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, or we are unable to identify and execute on another source of outside liquidity, we may be forced to reduce or delay capital expenditures, sell material assets or operations, attempt to obtain additional equity capital or refinance all or a portion of our indebtedness, including the 2023 Convertible Note, on or before maturity. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such asset sales or the proceeds which we could realize from such sales and we cannot assure you that we will be able to refinance any of our indebtedness, including amounts owed under the securities purchase agreement entered into in May 2023, on commercially reasonable terms or at all.

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

In October, 2023, we issued to the Investor 15,173 shares of our common stock as an interest payment under the 2023 Convertible Note. This transaction was effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

The Company issued 39,650 shares of its common stock to the Investor during the fiscal year ended December 31, 2023 as interest payments.

In March 2024, the Company issued 169,582 restricted shares of its common stock in connection with the convertible portion of the Underwriter Promissory Note.

In May 2024, the Company issued 50,000 shares of its common stock to a vendor in satisfaction of certain of their outstanding invoices due.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the quarter ended September 30, 2024.

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

Ocean Biomedical, Inc.

Date: January 13, 2025	By:	/s/ Michelle Berrey
Michelle Berrey
Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2025	By:	/s/ Jolie Kahn
Jolie Kahn
Chief Financial Officer
(Principal Financial Officer)

