Form 10-K
period 2024-12-31
Ocean Biomedical, Inc.
filed 2025-04-08
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2024, based on the closing price of $1.22 for shares of the registrant’s common stock as reported by The Nasdaq Stock Market, was approximately $5,473,915.52.

There were 166,010,805 common stock shares of the registrant outstanding on March 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OCEAN BIOMEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

SUMMARY OF RISK FACTORS

You should read this summary together with the description of each risk factor contained in Item 1A of this Report, as well as other documents to be filed by us from time to time with the SEC, for a more detailed discussion of certain risks that could materially adversely affect our financial conditions and the market price of our securities. The following list describes some of our principal risk factors after the Closing of the Business Combination:

●	We have incurred significant net losses since inception and we are expected to continue to incur significant net losses for the foreseeable future.

●	We may not be successful in our efforts to use our differentiated business model to build a pipeline of product candidates with commercial value.

●	We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts and/or other operations.

●	We are a biopharmaceutical company with a limited operating history, and many of our development programs are in early stages of development. This may make it difficult to evaluate our prospects and likelihood of success.

●	Our underlying technology is unproven and may not result in marketable products.

●	Because we rely on third-party manufacturing and supply vendors, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

●	Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

●	The market opportunities for our product candidates may be relatively small since the patients who may potentially be treated with our product candidates are those who are ineligible for or have failed prior treatments, and our estimates of the prevalence of our target patient populations may be inaccurate.

●	We rely on third parties to conduct all or certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

●	The intellectual property that we have in-licensed has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

●	We have entered into and may enter into license, sublicense or other collaboration agreements in the future that may impose certain obligations on us. If we fail to comply with our obligations under such agreements with third parties, we could lose license or sublicense rights that may be important to our future business.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

●	We may encounter difficulties in managing our growth, which could adversely affect our operations.

●	If we lose key management or scientific personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

●	We identified material weaknesses in the Company’s internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.

●	Even if we receive regulatory approval of any product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

●	The price of our common stock and warrants may be volatile, and you could lose all or part of your investment.

●	We are a “controlled company” within the meaning of Nasdaq rules and the rules of the SEC. As a result, we qualify for exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

●	Our principal stockholders and management own a significant percentage of our common stock and are able to exert significant control over matters subject to stockholder approval.

●	Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, employee stock purchase plan or otherwise will dilute all other stockholders.

●	We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to compliance with its public company responsibilities and corporate governance practices.

●	Our management team has limited experience managing a public company.

●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq. Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock and warrants.

●	We qualify as an “emerging growth company” as well as a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Our Team

Our scientific co-founders and members of our board of directors are Dr. Elias and Dr. Kurtis. Our executive chairman and co-founder is Chirinjeev Kathuria, M.D., an investor and entrepreneur who has co-founded and driven the initial public offerings, or IPOs, of companies in various industries including healthcare Our team brings expertise in science, medicine, agile drug development, pharma strategy, and innovation management. Collectively, members of the team have evaluated more than 3,500 innovations; been involved in more than 80 drug discovery / development programs, 17 clinical development programs, and 8 approved drugs; have secured more than $120 million in venture capital funding; and have been involved in the launch of 8 biotech or life sciences companies and 3 IPOs. In addition, beyond our day-to-day leadership team, our scientific co-founders and members of our scientific advisory board and board of directors, Dr. Elias and Dr. Kurtis, have authored or co-authored more than 350 papers, secured more than $110 million in grant funding, and are listed as inventors in more than 50 patents.

Submission of Matters to a Vote of Securityholders

On March 28, 2025, we held an annual meeting of stockholders (the “Meeting”). The Inspector of Elections determined that there were 59,790,931 represented of the 140,584,743 common shares of the Company at the meeting amounting to 42.530 % of voting shares. At the Meeting, the Company’s stockholders approved the following proposals (with percentages relating to the number of shares voted on each matter):

1. Election of Directors

For Against Abstain Broker Non-Vote

(1) Dr. Chirinjeev Kathuria, M.D.

28,473,831 4,276,790 281,736 26,758,574

(2) Elizabeth Ng, M.D.

30,342,761 2,414,667 274,929 26,758,574

(3) Jonathan Kurtis, M.D., Ph.D

30,625,072 2,125,038 282,247 26,758,574

(4) Michael Peterson

30,520,515 2,210,232 301,610 26,758,574

2. Approval of a. Reverse Split of issued and outstanding shares of common stock approval in a range of 1:2 to 1:250.

For Against Abstain

43,708,050 15,757,223 325,658

3. Approval of 2025 Equity Compensation Plan.

For Against Abstain Broker Non-Vote

28,773,654 4,136,878 121,825 26,758,574

4. Ratification of Auditors Berkowitz Pollack & Brandt as our independent registered public accounting firm for the year ending December 31, 2025.

For Against Abstain

55,487,338 3,329,999 973,594

5. Approve a non-binding advisory vote regarding the compensation paid to our Named Executive Officers (“Say-On-Pay”)

For Against Abstain Broker Non-Vote

29,233,497 3,583,347 215,513 26,758,574

6. Approve a non-binding advisory vote regarding the frequency of holding our Say-On-Pay vote.

Three Years Two Years One Year Abstain Broker Non-Vote

27,236,885 3,242,231 1,788,193 765,048 26,758,574

As previously disclosed, at the Meeting, the following directors either determined to not stand for election or resigned: Michelle Berrey (who also resigned as CEO), Jack Elias, Bill Owens, Suren Ajjarapu and Amy Griffith.

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

Current Landscape of Malaria Vaccines

A broadly effective malaria vaccine represents the “holy grail” of malaria control efforts and has been pursued by scientists for decades without success. The most advanced malaria vaccine candidate, RTS,S, has publicly reported relatively low efficacy (17% and 32% protection from severe malaria in infants and young children, respectively). More concerning, RTS,S reports two significant safety signals: a ten-fold increased risk of bacterial meningitis and two-fold increased risk of mortality in girls. These safety signals had resulted in a decision in 2016 by the European Medicines Agency, or EMA, under recommendation by the World Health Organization, or WHO, to limit release of the RTS,S vaccine to a pilot introduction in three African countries (Kenya, Malawi, and Ghana) with detailed follow-up of safety outcomes that would then be used to decide whether to proceed with broad release. In October 2021 the WHO recommended broader roll-out of the RTS,S / Mosquirix vaccine after concluding it was safe based on studies from its pilot introduction, though of note these studies were not clinical trials and did not include a control group.

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

As of December 31, 2024, we exclusively license 16 allowed or issued patents and 36 pending patent applications. The issued patents and pending patent applications have nominal expiration dates ranging from 2032 to 2041, without accounting for any available patent term adjustments or extensions. We have further exclusively sublicensed our rights and obligations under our licenses with Elkurt, Inc. to three subsidiaries that house the applicable program: Ocean Chitorx, Inc. (for oncology), Ocean Sihoma, Inc. (for malaria) and Ocean Chitofibrorx, Inc. (for fibrosis). On March 28, 2025, we also announced that the China National Intellectual Property Administration (CNIPA) has granted a notice of grant on patent right for its bispecific antibodies targeting CHI3L1 and PD1, designed to enhance T cell-mediated cytotoxic effects on tumor cells.

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

The Anti-CTLA4 License Agreement requires us to achieve future development milestones by certain dates. Recognizing the unpredictability of clinical development, the agreement allows us to request amendments and/or extensions to these milestones by providing Elkurt with a reasonable explanation for such requests along with plans for achieving the extended and/or amended milestones. Although Elkurt is obliged to reasonably extend or amend those milestones, it may terminate the agreement for failure to achieve development milestones after giving us reasonable opportunity to cure. The Anti-CTLA4 License Agreement sets forth the following future development milestones: the filing of an IND within two years after commencing IND-enabling studies; the completion of a Phase 1 clinical trial within one year following the filing of an IND; completion of a Phase 2 clinical trial within approximately four years following completion of a Phase 1 clinical trial; and the completion of a Phase 3 clinical trial within approximately three years following the completion of a Phase 2 clinical trial. Elkurt may also terminate the agreement if we do not complete a $10 million equity financing by December 31, 2025.

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

The FRGxPD-1 License Agreement requires us to achieve future development milestones by certain dates. Recognizing the unpredictability of clinical development, the agreement allows us to request amendments and/or extensions to these milestones by providing Elkurt with a reasonable explanation for such requests along with plans for achieving the extended and/or amended milestones. Although Elkurt is obliged to reasonably extend or amend those milestones, it may terminate the agreement for failure to achieve development milestones after giving us reasonable opportunity to cure. The FRGxPD-1 License Agreement sets forth the following future development milestones: the filing of an IND within two years after commencing IND-enabling studies; the completion of a Phase 1 clinical trial within one year following the filing of an IND; completion of a Phase 2 clinical trial within approximately four years following completion of a Phase 1 clinical trial; and the completion of a Phase 3 clinical trial within three years following the completion of a Phase 2 clinical trial. Elkurt may also terminate the agreement if we do not complete a $10 million equity financing by December 31, 2025.

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

The Chit1 License Agreement requires us to achieve future development milestones by certain dates. Recognizing the unpredictability of clinical development, the agreement allows us to request amendments and/or extensions to these milestones by providing Elkurt with a reasonable explanation for such requests along with plans for achieving the extended and/or amended milestones. Although Elkurt is obliged to reasonably extend or amend those milestones, it may terminate the agreement for failure to achieve development milestones after giving us reasonable opportunity to cure. The Chit1 License Agreement sets forth the following future development milestones: the filing of an IND within two years after commencing IND-enabling studies; the completion of a Phase 1/2 clinical trial within two years following the filing of an IND; and the completion of a Phase 3 clinical trial within approximately three years following the completion of a Phase 1/2 clinical trial. Elkurt may also terminate the agreement if we do not complete a $10 million equity financing by December 31, 2025.

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

The PfGARP/PfSEA License Agreement requires us to achieve future development milestones by certain dates. Recognizing the unpredictability of clinical development, the agreement allows us to request amendments and/or extensions to these milestones by providing Elkurt with a reasonable explanation for such requests along with plans for achieving the extended and/or amended milestones. Although Elkurt is obliged to reasonably extend or amend those milestones, it may terminate the agreement for failure to achieve development milestones after giving us reasonable opportunity to cure. The PfGARP/PfSEA License Agreement sets forth the following future development milestones for the malaria vaccine program: the filing of an IND within two years after commencing IND-enabling studies; the completion of a Phase 1/2 clinical trial within one and a half years following the filing of an IND; and the completion of a Phase 3 clinical trial within three years following completion of a Phase 1/2 clinical trial. Elkurt may also terminate the agreement if we do not complete a $10 million equity financing by December 31, 2025.

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

The Brown Anti-PfGARP Small Molecules License Agreement requires us to achieve future development milestones by certain dates. Recognizing the unpredictability of clinical development, the agreement allows us to request amendments and/or extensions to these milestones by providing Elkurt with a reasonable explanation for such requests along with plans for achieving the extended and/or amended milestones. Although Elkurt is obliged to reasonably extend or amend those milestones, it may terminate the agreement for failure to achieve development milestones after giving us reasonable opportunity to cure. The Brown Anti-PfGARP Small Molecules License Agreement sets forth the following future development milestones for the malaria small molecules program: the filing of an IND in 2027; the commencement of Phase 1/2 clinical trials in 2027; and the commencement of a Phase 3 clinical trial in 2029. Elkurt may also terminate the agreement if we do not complete a $10 million equity financing by December 31, 2025.

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

Tropical Disease Priority Review Voucher Program

The FDA has authority to award priority review vouchers, or PRVs, to sponsors of certain tropical disease product applications. The FDA’s Tropical Disease Priority Review Voucher Program is designed to encourage development of new drug and biological products for the prevention and treatment of certain tropical diseases affecting millions of people throughout the world. Under this program, a sponsor who receives an approval for a drug or biologic for the prevention or treatment of a tropical disease that meets certain criteria may qualify for a PRV that can be redeemed to receive priority review of a subsequent NDA or BLA for a different product. The sponsor of a tropical disease drug product receiving a PRV may transfer (including by sale) the voucher to another sponsor of an NDA or BLA. The FD&C Act does not limit the number of times a PRV may be transferred before the voucher is used.

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

While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a United States District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The case was argued in the United States Supreme Court on November 10, 2020. On February 10, 2021, the Biden administration informed the Supreme Court that the government had withdrawn its support of a nationwide repeal of the ACA. On June 17, 2021, the Supreme Court held that states did not have standing to challenge the ACA and that the individual plaintiffs could not show sufficient injury to have standing, therefore avoiding having to make a substantive determination on the constitutionality of the law. While the litigation was pending, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how future litigation and the healthcare reform measures of the current administration will impact the ACA.

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

Employees and Human Capital

As of December 31, 2024, we had seven full-time employees, including three with Ph.D. or M.D. degrees and two who are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants.

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

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Annual Report on Form 10-K, we were not a party to any material legal matters or claims except as set forth in our audited financial statements for the year ended December 31, 2024, as included in this Annual Report.

In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows except as set forth in our audited financial statements for the year ended December 31, 2024, as included in this Annual Report.

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

We have incurred significant net losses since our inception and have financed our operations principally through personal payments made by our executive chairman and founder and through financings with an institutional investor. We anticipate that we will continue to incur significant research and development and other expenses related to our ongoing operations, and do not expect to generate income, profits, or positive cash flow for the foreseeable future. For the years ended December 31, 2024 and 2023, Ocean reported a net loss of $9.5 million and $114.5 million, respectively. As of December 31, 2024 and 2023, Ocean had an accumulated deficit of $205.5 million and $196.1 million, respectively. We are still in the early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

●	advance the development of our current product candidates (OCX-253, OCX-410, OCX-909, OCF-203, ODA-570, ODA-611, and ODA-579) through preclinical and clinical development, and, if successful, later-stage clinical trials;

●	identify, in-license, invest in, or discover and develop new product candidates;

●	advance our preclinical development programs into clinical development;

●	experience delays or interruptions with our preclinical studies or clinical trials, our receipt of services from our third-party service providers on whom we rely, our supply chain or other regulatory challenges, including those due to unforeseen global events;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	commercialize any one or more of our product candidates and any future product candidates, if approved;

●	increase the amount of research and development activities to identify and develop product candidates;

●	hire additional clinical development, quality control, scientific and management personnel, including personnel to support our clinical development and manufacturing efforts and our operations as a public company;

●	expand our operational, financial and management systems and establish office, research and manufacturing space;

●	establish a business development, partnering, sales, marketing, medical affairs and/or distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties; and

●	maintain, expand and protect our intellectual property portfolio.

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

Ocean’s independent registered public accounting firm included an explanatory paragraph in its audit report on Ocean’s consolidated financial statements for the year ended December 31, 2024, stating that Ocean’s working capital deficit and anticipated losses from operations and Ocean’s need to obtain additional capital raised substantial doubt about Ocean’s ability to continue as a going concern.

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

Our actual capital requirements may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and the activities associated with development of our product candidates are highly uncertain, we are unable to estimate the actual funds we will require for development, marketing and commercialization activities. Our future funding requirements, immediate, near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of discovery, laboratory testing, manufacturing, preclinical studies and clinical trials for our current and future product candidates, including whether and when to advance our diverse portfolio of product candidates;

●	the development requirements of other product candidates that we may pursue;

●	the clinical development plans we establish for our product candidates;

●	the timelines of our clinical trials and the overall costs to finish the clinical trials;

●	the impact on timelines and costs due to unforeseen events;

●	the number and characteristics of product candidates that we develop;

●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the extent to which we enter into additional collaboration agreements with regard to product discovery or acquire or in-license products or technologies;

●	the effect of competing technological and market developments;

●	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own;

●	the timing and amounts of any milestone or royalty payments we may be required to make or may be entitled to receive under license agreements;

●	the costs of building out our infrastructure including hiring additional clinical, quality control and manufacturing personnel;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	the costs of operating as a public company; and

●	the extent to which we acquire or in-license other product candidates and technologies.

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

To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility and unforeseen events, such as the conflict between Russia and Ukraine, could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	our ability to complete preclinical studies and successfully submit Investigational New Drug, or IND, applications or comparable applications for our product candidates;

●	the timing and success or failure of preclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

●	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

●	our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;

●	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

●	our ability to attract, hire and retain qualified personnel;

●	expenditures that we will or may incur to develop additional product candidates;

●	the level of demand for our product candidates should they receive approval, which may vary significantly;

●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;

●	general market conditions or extraordinary external events, such as recessions, natural disasters, and/or the conflict between Russia and Ukraine;

●	the changing and volatile U.S. and global socio-economic and political environments; and

●	future accounting pronouncements or changes in our accounting policies or changes in tax laws.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility and exclusion criteria defined in the protocol;

●	the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

●	the willingness or availability of patients to participate in our trials;

●	the proximity of patients to trial sites;

●	the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

●	reporting of the preliminary results of any of our clinical trials;

●	the availability of competing commercially available therapies and other competing product candidates’ clinical trials;

●	our ability to obtain and maintain patient informed consents;

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

●	factors we may not be able to control, such as potential pandemics that may limit patients, principal investigators or staff or clinical site availability.

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

Any third parties conducting aspects of our preclinical studies, clinical trials or manufacturing process will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons or if due to federal or state orders or other such crises they are unable to meet their contractual and regulatory obligations, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such a material system failure, accident or security breach could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from an of our clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, during the COVID-19 pandemic, there were a number of security breaches relating to companies providing or developing treatments or vaccines related to COVID-19. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

We identified material weaknesses in the Company’s internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls over financial reporting in the future, we may not be able to accurately report our financial condition or results of operations.

In connection with Legacy Ocean’s preparation and the audits of its historical financial statements, and the Company’s preparation and the audit of its financial statements as of December 31, 2024 and 2023, the Company identified material weaknesses as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s financial statements will not be prevented or detected on a timely basis.

Specifically, the Company’s material weaknesses were due to:

●	the fact that its management does not have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting; and

●	During the audit process for December 31, 2024, management identified a material weakness in the design of the Company’s internal controls related to our review of third-party valuation deliverables regarding our convertible debt and warrant liability.

The Company is working to remediate the material weaknesses and is taking steps to strengthen its internal control over financial reporting such as the Company’s hiring of Jolie Kahn as its Chief Financial Officer in the first quarter of 2024. Additionally, the Company plans to further develop and implement formal policies, processes and documentation procedures relating to financial reporting, including the oversight of third-party service providers. The actions that the Company is taking are subject to ongoing executive management review. If the Company is unable to successfully remediate the material weaknesses, or if in the future, we identify further material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company, we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from Nasdaq or other adverse consequences that would materially harm our business. In addition, we could become subject to investigations by Nasdaq, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and our financial condition, or divert financial and management resources from our core business.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. If we are no longer considered an EGC, then we will be required to have an audit of the effectiveness of internal controls over financial reporting. We could be an EGC for up to five years. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, the first Trump administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

The trading price of our common stock and warrants may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

●	the commencement, enrollment or results of any clinical trials of any of our programs;

●	any delay in identifying and advancing a clinical candidate for our other development programs;

●	any delay in our regulatory filings of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	adverse results or delays in our clinical trials;

●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

●	adverse regulatory decisions, including failure to receive regulatory approval of any product candidate;

●	changes in laws or regulations applicable to any product candidate, including but not limited to clinical trial requirements for approvals;

●	adverse developments concerning our manufacturers;

●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

●	our inability to establish collaborations, if needed;

●	our failure to commercialize our product candidates, if approved;

●	additions or departures of key scientific or management personnel;

●	unanticipated serious safety concerns related to the use any of our product candidates;

●	introduction of new products or services offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	our ability to effectively manage our growth;

●	actual or anticipated variations in quarterly operating results;

●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	changes in the structure of the healthcare payment systems;

●	overall performance of the equity markets;

●	sales of our common stock and public warrants by us or our stockholders in the future;

●	trading volume of our common stock and public warrants;

●	changes in accounting practices;

●	ineffectiveness of our internal controls;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;

●	general political and economic conditions,; and

●	other events or factors, many of which are beyond our control.

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

Our principal stockholders and management own a significant percentage of our common stock and are able to exert significant control over matters subject to stockholder approval.

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

Additionally, we qualify as a “smaller reporting company” as defined in Item 7A of Regulation S-K promulgated by the SEC. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company for so long as the market value of its common stock held by non-affiliates is less than $250.0 million measured on the last business day of its second fiscal quarter, or its annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of its common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.

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

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we give notice of redemption. If and when the public warrants become redeemable by us, we may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force the holders (i) to exercise their public warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, (ii) to sell their public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (iii) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of their public warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

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

Our private placement warrants are exercisable for 5,411,000 shares of common stock at $11.50 per share and our public warrants are exercisable for 5,250,000 shares of common stock at $11.50 per share. The Second Street Warrants are exercisable for 511,712 shares of common stock at an exercise price of $8.06 per share, 102,342 shares of common stock at an exercise price of $7.47 per share and 75,000 shares of common stock at an exercise price of $10.34. The additional shares of our common stock issued upon exercise of our warrants will result in dilution to the then existing holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We are committed to protecting the confidentiality, integrity, and availability of its information systems and the data they contain from cybersecurity threats. We acknowledge that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management, and oversight. As we grow in size and revenue, we intend to work with third party companies to assess, identify, manage, and mitigate material cybersecurity threats, as well as to respond to and recover from cybersecurity incidents, all as necessary.

We recognize the importance of maintaining our technology and data systems. Our cybersecurity policies, standards, processes, and practices are integrated across our operational departments.

Cybersecurity Risk Management and Strategy

As one of the elements of our overall risk management program, we focus on the following key areas:

Technical Safeguards: We have commenced to implement technical safeguards, including by not limited to firewalls, anti-malware functionality and access controls.

Outside Consultants: We have identified and, as appropriate and when we have the budget to do so, will utilize outside consultants, including contractors and other third parties, to among other things, conduct regular testing of our networks and systems to identify vulnerabilities through penetration testing, while also measuring and advising on potential improvements to our incident prevention, response, and documentation procedures.

We have not encountered cybersecurity threats or experienced previously cybersecurity incidents that have materially affected or that we believe are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Governance

Board of Directors Oversight

Our Board is aware of the critical nature of managing risks associated with cybersecurity threats. Management works with our Board to establish oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence. The Board has delegated to our Audit Committee the primary responsibility for oversight of cybersecurity risks.

Management’s Role Managing Risk

Our Executive Team plays a primary role in informing the Audit Committee on cybersecurity risks. These individuals monitor activity and potential risks related to the day-to-day operations of the business, including reviewing results of the work of our outside consultants. They will provide briefings to the Audit Committee on a periodic basis regarding cybersecurity matters, including but not limited to the following:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reporting, if any, and learning from any cybersecurity events;
●	Risk mitigation efforts and insurance, and
●	Compliance with regulatory requirements and industry standard.

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

Holders

As of December 31, 2024, there were approximately 60 holders of record of our common stock. These numbers of holders of record do not include a substantially greater number of “street name” holders or beneficial holders whose common stock and public warrants are held of record by banks, brokers and other financial institutions.

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

Issuance of Warrants

On February 22, 2022, Legacy Ocean entered into a Loan Agreement (the “Second Street Loan”) with Second Street Capital, LLC (“Second Street Capital”), where Legacy Ocean borrowed $0.6 million, which was used to pay a $15,000 loan fee and certain accrued expenses of Legacy Ocean. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. Legacy Ocean was required to repay the Second Street Loan on the earlier of (i) 5 business days after Legacy Ocean’s next financing or (ii) May 23, 2022. Legacy Ocean issued to Second Street Capital, LLC a warrant to purchase 312,500 shares of Legacy Ocean’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of Legacy Ocean’s next financing, Second Street Capital, LLC has the right to put the warrants to Legacy Ocean in exchange for a payment of $0.3 million. On April 22, 2022, the February 2022 Second Street Loan Agreement was amended whereas the maturity date was extended from May 23, 2022 to November 18, 2022. The Company recognized a loss and recorded the liability of $0.3 million for the put option in its consolidated financial statements for the fiscal year ended December 31, 2022. There was no impact in 2023 or 2024.

In April 2022, Legacy Ocean entered into a second Loan Agreement (the “Second Street Loan 2”) with Second Street Capital, where Legacy Ocean borrowed $0.2 million, which was used to pay a $15,000 loan fee, $15,000 fee for amending the Second Street Loan to extend the maturity date, and $20,000 next day loan fee. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. Legacy Ocean issued to Second Street Capital a warrant to purchase 62,500 shares of Legacy Ocean’s common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. Legacy Ocean was required to repay the April 2022 Second Street Loan on the earlier of (i) 5 business days after Legacy Ocean’s next financing or (ii) November 18, 2022. Legacy Ocean recognized a loss of $0.4 million for the warrants issued based on the estimated fair value of the awards on the date of grant in Legacy Ocean’s consolidated financial statements for the fiscal year ended December 31, 2022.

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

On November 17, 2022, Legacy Ocean, Aesther and Second Street Capital entered into a Warrant Exchange Agreement, pursuant to which Legacy Ocean and Aesther agreed as of the Closing of the Business Combination to issue warrants (the “Second Street Warrants”) to Second Street Capital in exchange for warrants previously issued by Legacy Ocean to Second Street Capital. As of the Closing, the Second Street Warrants consisted of two warrants for the number of shares of common stock equal to the economic value of the warrants previously issued to Second Street Capital in exchange for the termination of such previously issued warrants. The Second Street Warrants are exercisable for a total of 511,712 shares of the our common stock at an exercise price of $8.06 per share and 102,342 shares of our common stock at an exercise price of $7.47 per share. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

On February 15, 2023, the Second Street Loan and Second Street Loan 2 were further amended whereas the maturity dates were extended from February 15, 2023 to March 31, 2023. The Company is required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after the Company’s next financing or closing of the Business Combination or (ii) March 31, 2023. In consideration of the extension of the Second Street Loan, the Company paid a $50,000 extension fee and issued to Second Street Capital a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $10.34 per share exercisable until February 15, 2028. In consideration of the extension of the Second Street Loan 2, the Company paid a $25,000 extension fee and issued to Second Street Capital a warrant to purchase 25,000 shares of the Company’s common stock with an exercise price of $10.34 per share exercisable until February 15, 2028. The Company recognized a loss on extinguishment of debt of $0.1 million for the shares issued and an expense for the fair value of the warrants issued of $0.1 million in its consolidated financial statements for the fiscal year ended December 31, 2023. These transactions were effected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) promulgated thereunder.

In 2024, the Company entered into a settlement agreement with Second Street Capital and McKra Investments III with regard to the full amount of $2.7 million in aggregate principal amount of promissory notes due, plus accrued and unpaid interest and fees. The Company will satisfy payment of past due loan fees by the issuance of 225,000 shares of restricted common stock. The Company will also satisfy the amount due for the principal amount of the notes and accrued and unpaid interest through (i) the issuance of $1.7 million worth of restricted common stock (at a price per share equal to the 30 day vwap of a share of Company common stock as of July 22, 2024), and (ii) payment of the remaining balance of $1.7 million in cash at the time of closing of the Company’s next financing with net proceeds to the Company of more than $10 million either in a public offering or private transaction, or if such a closing does not occur on or before September 30, 2024, in shares of restricted Common Stock of the Company (at a price per share equal to the 30 day vwap of a share of Company common stock as of September 30, 2024). Since the Company did not close a financing transaction with net proceeds to the Company of more than $10 million prior to September 30, 2024, the Company did not pay the remaining balance of $1.7 million in cash.

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

In February 2022, we entered into a the Second Street Loan with Second Street Capital, pursuant to which we borrowed $0.6 million. The Second Street Loan accrues interest at the rate of 15% per annum, with principal and interest due at maturity. We issued to Second Street Capital a warrant to purchase 312,500 shares of Legacy Ocean common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. For a period of 180 days from the closing of our next financing, Second Street Capital has the right to put the warrants to the Company in exchange for a payment of $0.3 million. We were originally required to repay the Second Street Loan on the earlier of (i) 5 business days after our next financing or (ii) November 18, 2022. We recognized as interest expense in Other income(expense) $0.3 million for the put option in the first quarter of 2022.

In April 2022, we entered into a second the Second Street Loan 2 with Second Street Capital, pursuant to which the Company borrowed $0.2 million. The Second Street Loan 2 accrues interest at the rate of 15% per annum, with principal and interest due at maturity. We issued to Second Street Capital a warrant to purchase 62,500 shares of Legacy Ocean common stock, with an exercise price of $11.00 per share, exercisable until February 22, 2026. There is no put option associated with this loan. We were originally required to repay the Second Street Loan 2 on the earlier of (i) 5 business days after our next financing or (ii) November 18, 2022. We recognized as interest expense in Other income(expense) $0.4 million in the second quarter of 2022 for the warrants issued based on the estimated fair value of the awards on the date of grant.

On September 30, 2022, the Second Street Loan and Second Street Loan 2 were amended whereas the maturity dates were extended from November 18, 2022 to December 30, 2022. We were required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after our next financing or closing of the Business Combination or (ii) December 30, 2022. In consideration of the extensions, we issued to Second Street Capital a warrant to purchase 75,000 shares of Legacy Ocean common stock with an exercise price of $10.20 per share exercisable until September 30, 2026. In September 2022, we recognized as interest expense in other income(expense) $0.4 million for the warrants issued based on the estimated fair value of the awards on the date of grant.

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

We recognized a total expense in the amount of $1.1 million as interest expense in other income(expense) for the fiscal year ended December 31, 2022 for the put option and warrants issued to Second Street Capital of which $0.3 million was for the put option and $0.8 million was for the warrants issued for the year ended December 31, 2022. The warrants issued to Second Street Capital were converted into warrants to purchase our common stock, post-closing of the Business Combination, as described below under “Closing of Business Combination.”

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

Effective February 15, 2023, the Second Street Loan and Second Street Loan 2 were further amended whereas the maturity dates were extended from February 15, 2023 to March 31, 2023. We were required to repay the principal and accrued interest of the Second Street Loan and Second Street Loan 2 the earlier of (i) 5 business days after our next financing or (ii) March 31, 2023. In consideration of the extensions, we issued to Second Street Capital a warrant to purchase 75,000 shares of our common stock with an exercise price of $10.34 per share exercisable until March 31, 2028. An extension fee of $0.1 million was recorded and $0.2 million was recognized as interest expense in other income(expense) in our consolidated financial statements for the quarter ended March 31, 2023.

Effective March 29, 2023, we entered into a Loan Agreement with Second Street Capital (the “March Second Street Loan”) pursuant to which we could borrow up to $1.0 million to pay certain accrued expenses. Of this amount, we borrowed $0.7 million. The loan bears interest at 15% per annum and is due as described under “Short-Term Loans” below. We issued a warrant to the lender for 200,000 shares of our common stock, exercisable for five years at an exercise price of $10.34 and will pay up to $0.2 million in loan fees at maturity. Since the Company only borrowed $0.7 million, the loan fee due is $0.1 million at maturity. The estimated fair value of the warrant was $0.7 million that is amortized over the term of the loan. The Company recognized $50 thousand as interest expense in other income(expense) in its consolidated financial statements for the fiscal year ended December 31, 2023.

Effective March 31, 2023, the Second Street Loan and the Second Street Loan 2 were further amended to extend the maturity dates to May 31, 2023, and we are currently required to repay the loans as described under “Short-Term Loans” below. In addition, an additional warrant was issued to purchase 150,000 shares of our common stock with an exercise price of $11.50 and a loan fee of $0.1 million was charged. We recognized as interest expense in other income(expense) $0.5 million for the warrants issued based on the estimated fair value of the awards on the date of grant in our consolidated financial statements for the fiscal year ended December 31, 2023.

Effective March 28, 2023, we entered into a Loan Agreement (the “McKra Loan”) with McKra Investments III (“McKra”) pursuant to which we borrowed $1.0 million. We issued a warrant to purchase 200,000 shares of our common stock, with an exercise price of $10.34 per share, exercisable until March 27, 2028. We are required to pay a $0.2 million loan and convenience fee due upon repayment of the loan. Repayment of the loan is due as described under “Short-Term Loans” below. The Company has to amortize the fair value calculation over the term of the loan on a straight-line basis by days. The estimated fair value of the warrant was $0.8 million that is amortized over the term of the loan. The Company recognized $0.3 million as interest expense in other income(expense) in its consolidated financial statements for the fiscal year ended December 31, 2023, including $0.2 million related to the amortization of debt issuance costs.

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

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our net operating losses were $9.5 million and $114.5 million for the fiscal year ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $205.5 million and $196.1 million, respectively. Our current liabilities are $33.9 million and $30.0 million as of December 31, 2024 and 2023, respectively. The current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

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

Future Operations

As the Company experiences market conditions which have made it difficult to raise capital for pre clinical pharmaceutical and other life science businesses, it is considering alternatives to expand its business into other technology driven markets as a method of driving revenue and providing capital to further fund its biotech expansion efforts. As such it is exploring opportunities in different business segments including but not limited to data centers and artificial intelligence and other related areas.

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

Deferred Underwriting Commissions

At Closing, the underwriters for AHAC’s initial public offering (“IPO”) agreed to defer payment of $3.2 million of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note (the “Underwriter Promissory Note”). The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The Company has a right to pay up to fifty percent (50%) of the principal and interest due on this promissory note using the common stock of the Company at a price per share of $10.56. The remaining fifty percent (50%) of the principal and interest due on this promissory note must be paid in cash. As of December 31, 2023 the Company had not repaid the Underwriter Promissory Note and the outstanding balance of $3.2 million is recorded as a short-term loan in the consolidated financial statements. The Company recorded $0.4 million and $0.3 million of interest expense on the outstanding balance in the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, respectively.

On March 4, 2024, the Company converted the convertible portion of the Underwriter Promissory Note into 169,582 restricted shares of its common stock at the conversion price of $10.56. The principal amount converted was $1.6 million, plus $0.2 million of accrued interest thereon. As of December 31, 2024, the Company had not repaid any of remaining principal balance of $1.6 million, which is recorded as a short-term loan in the consolidated financial statements.

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

On July 2, 2022, we amended the Initial Brown License Agreements to extend the termination dates of the commercialization plan of the license agreements to an additional two years. On August 25, 2022, we amended the four Initial Brown License Agreements to extend the termination dates to November 1, 2023 and to extend the termination dates of the commercialization plan of the license agreements from an additional two years to three years. For each of the Initial Brown License Agreements, as amended, we are required to pay Elkurt a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021 until paid. In addition, beginning on January 1, 2022 and each year thereafter until January 1, 2027, we are required to pay an annual license maintenance fee of $3,000. Beginning on January 1, 2028, and every year thereafter the annual license maintenance fee shall become $4,000 per year. Upon successful commercialization, we are required to pay Elkurt between 0.5% to 1.5% of net sales based on the terms under the Initial Brown License Agreements. In addition, we must pay Elkurt, under each of the Initial Brown License Agreements, 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that we enter into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. For the fiscal years ended December 31, 2024 and 2023, the Company recorded annual license maintenance fees of $12 thousand in each year. For the fiscal year ended December 31, 2023, the Company recorded license fees of $0.3 million. On June 13, 2024, we amended the Initial Brown License Agreements such that $0.2 million of past due license fees were paid on July 17, 2024, and $0.2 million of past due license fees and $0.1 million in past due patent expenses were to be paid by October 1, 2024, which remain unpaid and are subject to negotiation between the parties.

We will also pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. We are also responsible for reimbursement of patent costs. We recorded reimbursement of patent costs as general and administrative costs in the statements of operations as incurred. For the fiscal years ended December 31, 2024 and 2023, the Company incurred reimbursed patent costs expenses to Brown University in the amount of $0.1 million each year. As of December 31, 2024 and 2023, the Company reflected a balance due of $0.1 million in accrued expenses – related parties on its consolidated balance sheets.

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

The contract term for the Brown Anti-PfGARP Small Molecules License Agreement continues until the later of the date on which the last valid claim expires or ten years. Either party may terminate the Brown Anti-PfGARP Small Molecules License Agreement in certain situations, including Elkurt being able to terminate the Brown Anti-PfGARP Small Molecules License Agreement at any time and for any reason after December 31, 2025 if we have not raised at least $10 million in equity financing by then.

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

For the Rhode Island License Agreement, we are required to pay Elkurt $0.1 million, due within 45 days of an equity financing of at least $10 million or May 1, 2022, whichever comes first, and beginning on January 1, 2022, an additional $3,000 annual maintenance fee thereafter, until January 1, 2028, at which point the annual maintenance fee will become $4,000 per year. We are also required to pay Elkurt 1.5% of net sales under the Rhode Island License Agreement. In addition, we must pay Elkurt 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that we enter into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. We will also pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. For the fiscal years ended December 31, 2024 and 2023, the Company has incurred reimbursed patent costs expenses to Rhode Island Hospital in the amount of $0.1 million each year. As of December 31, 2024 and 2023, the Company reflected a balance due of $0.1 million and $0.2 million, respectively in accrued expenses – related parties on its consolidated balance sheet. With respect to a July 19, 2024 amendment, we paid Rhode Island Hospital $0.1 million.

The contract term for the Rhode Island License Agreement began February 1, 2020 and will continue until the later of the date on which the last valid claim expires or fifteen years. Either party may terminate the Rhode Island License Agreement in certain situations, including Elkurt being able to terminate the license agreement at any time and for any reason by May 1, 2022, if we have not raised at least $10 million in equity financing by then. Currently, the Rhode Island License Agreement is still in effect and the license agreement has been sublicensed to our subsidiary, Ocean Sihoma, Inc. On July 1, 2022, we amended the Elkurt/Rhode Island License Agreement to extend the termination date to November 1, 2022, to extend the termination dates of the commercialization plan of the Rhode Island License Agreement to an additional one year, and acknowledge the accounts payable due and terms of payment. On July 18, 2024, we amended the Rhode Island License Agreement to eliminate the termination date with respect to the equity financing requirement and to extend the termination dates of the commercialization plan of the Rhode Island License Agreement from an additional three years to five years.

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

Operating Expenses

Research and Development Expenses

To date, research and development expenses consist primarily of costs incurred for our research activities, including the development of our product candidates. We expense research and development costs as incurred, which we expect will include:

●	expenses incurred under our licenses and services agreements; and

●	employee related expenses, including salaries and benefits for personnel engaged in research and development functions.

Research and development expenses for the fiscal years ended December 31, 2024 and 2023, included:

●	license fees, and

●	expenses incurred for outside services with our CMO relating to the development of certain of our preclinical assets.

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

General and administrative expenses for the fiscal years ended December 31, 2024 and 2023 included stock-based compensation expense related to the grant of a warrant to purchase common stock to a consultant in 2023, and stock option grants to all of our non-employee directors as of February 15, 2023, accounting, legal and public relations fees, and deferred offering costs from the Business Combination.

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

Comparison of the fiscal years ended December 31, 2024 and 2023

	For the Fiscal Year Ended December 31,
(in thousands)	2024	2023	$ Change
Revenue	$—	$—	$—
Operating Expenses:
Research and development	26	709	(683)
General and administrative	3,772	9,505	(5,733)
Total operating expenses	3,798	10,214	(6,416)
Operating loss	(3,798)	(10,214)	6,416
Other income (expense)	(5,682)	(104,252)	98,570

Net loss	$(9,480)	$(114,466)	$104,986

Operating Expenses

Research and development

Research and development expenses for the fiscal year ended December 31, 2024 decreased by approximately $0.7 million compared to the fiscal year ended December 31, 2023 driven by (i) a decrease in license fees of approximately $0.4 million and (ii) a decrease in non-employee compensation and other costs of approximately $0.3 million.

General and administrative

General and administrative expenses for the fiscal year ended December 31, 2024 decreased by approximately $5.7 million, compared to the fiscal year ended December 31, 2023, primarily driven by (i) a decrease in legal fees of approximately $2.8 million; (ii) a decrease in accounting fees of approximately $0.7 million; (iii) a decrease in insurance expense of approximately $0.2 million; (iv) a decrease in compensation expense of approximately $1.0 million; (v) a decrease in stock-based compensation of approximately $0.5 million; and (vi) a decrease in outside services and other expenses of approximately $0.5 million.

Other income (expense)

Other income (expense) for the fiscal year ended December 31, 2024 decreased by approximately $98.6 million compared to the fiscal year ended December 31, 2023 primarily driven by: (i) a $60.7 million decrease in the changes in fair values of the Fixed Maturity Consideration and Backstop Put Option Liability, (ii) $4.4 million expense related to the change in fair value of the Virion contribution liability and certain charges incurred in the prior year period which are not recurring in 2024, such as (i) $15.1 million related to loss on extinguishment of debt, (ii) $12.7 million related to the share consideration shares issued during the nine months ended September 30, 2023, (iii) $2.3 million related to the issuance of warrants, (iv) $8.4 million in transaction costs, and (v) $0.7 million related to non-cash stock issuances. These decreases were partially offset by (i) $2.6 million related to the change in fair value of the 2023 and 2024 Convertible Notes; (ii) $0.1 million related to the loss on exchange of notes; and(ii) $2.6 million related to our share of the net loss generated by Virion.

Other income/(expense) consisted of the following (in thousands):

	Fiscal Years Ended December 31,
	2024	2023
Other income(expense)
Change in fair value of 2023 and 2024 Convertible Notes, SPA Warrant and the Ayrton Note Purchase Option	(1,469)	1,171
Loss in connection with the Share Consideration shares	-	(12,676)
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	(1,983)	(62,646)
Fair value of warrant issuances	-	(2,301)
Fair value of non-cash stock issuances	-	(740)
Transaction costs	(356)	(8,732)
Loss on extinguishment of debt	-	(15,080)
Loss on exchange of notes	(85)	-
Interest expense, including warrant issuances and amortization of debt issuance costs	(2,046)	(1,762)
Net loss attributable to equity interest in Virion	(3,301)	(708)
Change in fair value of Virion Contribution Liability	3,605	(777)
Fair value of stock obligations	(47)	-
Other	-	(1)
Total Other income(expense)	(5,682)	(104,252)

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

We had no cash inflows from operating activities for the fiscal year ended December 31, 2024. As of December 31, 2024 we had minimal cash and a working capital deficiency of $33.1 million. Our current operating plan indicates we will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and we lack revenue generating ability at this point in our lifecycle. These events and conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50 million. As of December 31, 2024, we have contingent compensation and bonuses in the amount of $16.2 million to certain members of senior management.

As of December 31, 2024 and 2023, we also had $1.0 million of contingent vendor payments, which are also contingently payable based only upon our first cumulative capital raise of at least $50 million.

These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under these agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our consolidated financial statements. During the fiscal year ended December 31, 2023, $0.9 million of contingent compensation was paid and recorded in general and administrative expenses on the Company’s consolidated statement of operations. There were no payments of contingent compensation paid during the year ended December 31, 2024.

Other Contractual Obligations

We have entered and anticipate we will continue to enter into contracts in the normal course of business with external organizations such as CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing. We expect that these contracts will be generally cancelable by us, and we anticipate that payments due upon cancellation will consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. We accrued CMO services in the amount of $8 thousand and $0.1 million for the fiscal years ended December 31, 2024 and 2023, respectively, under the Development and Manufacturing Services Agreement with Lonza in developing the product OCX-253.

Short-Term Loans

As of December 31, 2024, we had the following outstanding short-term loans (in thousands):

Loan	Principal Amount Outstanding	Annual Interest Rate	Outside Maturity Date
March Second Street Loan	$700	15%	(4)
McKra Loan	$1,000	15%	(5)
Second Street Loan	$600	15%	(4)
Second Street Loan 2	$400	15%	(4)
Underwriter Promissory Note	$1,575	9%
2024 Convertible Note	$11,375	7.4%
Poseidon Demand Note	$650	5%
Total Short-term loans	$16,300

(4)	Pursuant to the Second Street Loans Amendment, (i) the Company shall pay to Second Street Capital an amount of $0.3 million upon the execution of the Second Street Loans Amendment (ii) within five (5) business days of the Company’s receipt of funds in connection with the first Additional Closing (as defined in the SPA) under the SPA, the Company shall pay Second Street Capital an amount of $0.5 million; (iii) the Company shall repay advances made under the loan agreements plus any accrued unpaid interest to Second Street Capital in the event of a capital raise of the Company of a minimum amount of $25.0 million; (iv) in exchange for the Second Street Loans Amendment, the Company shall issue 25,000 shares of Common Stock of the Company (the “Second Street Extension Shares”) to Second Street Capital within five (5) business days of the execution of the Second Street Loans Amendment; and (v) the Company shall file a registration statement for the issuance of the Second Street Extension Shares no later than thirty (30) days following such issuance of Second Street Extension Shares.

(5)	Pursuant to the McKra Loan Amendment, (i) the Company shall pay to McKra an amount of $0.2 million upon the execution of the McKra Loan Amendment; (ii) within five (5) business days of the Company’s receipt of funds in connection with the first Additional Closing (as defined in the SPA) under the SPA, the Company shall pay McKra an amount of $0.5 million; (iii) within five (5) business days of the Company’s receipt of funds in connection with the second Additional Closing (as defined in the SPA) under the SPA, the Company shall pay McKra an amount of $0.5 million plus any accrued unpaid interest; (iv) the Company shall repay advances made under the McKra Loan Agreement plus any accrued unpaid interest to McKra in the event of a capital raise of a minimum amount of $25.0 million; (v) in exchange for the McKra Loan Amendment, the Company shall issue 25,000 shares of Common Stock of the Company (the “McKra Extension Shares”) to McKra within five (5) business days of the execution of the McKra Loan Amendment; and (vi) the Company shall file a registration statement for the issuance of the McKra Extension Shares no later than thirty (30) days following such issuance of McKra Extension Shares.

The terms of the loans listed in the above table are described above.

Cash Flows

To date, we have not generated any revenue. Cash flows to date have resulted from financing activities, including payments made on behalf of the Company by related parties and net proceeds from issuance of shares of common stock consisting of friends and family of our employees and short-term borrowings. As of December 31, 2024, our restricted cash balance of approximately $0.2 million is held in an escrow account. We do not have any cash equivalents. Cash used in operating activities was used to pay legal and accounting fees. Accounts payable and accrued expenses of $16.5 million and $17.1 million as of December 31, 2024 and 2023, respectively, were recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The estimated fair value of a non-statutory stock option to purchase common stock on the grant date was $3.73 per share and was determined using the Black-Scholes Merton model. The stock-based compensation expense recorded for the fiscal years ended December 31, 2024 and 2023 was $0.7 million and $0.6 million, respectively, and was recorded within general and administrative expense in the Company’s consolidated statements of operations, as discussed below.

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

	Estimated volatility	Expected future stock price	Risk-free rate
Backstop Put Option Liability and Fixed Maturity Consideration	147.5%	$0.17 - $0.55	4.17%

Valuation of the 2024 Convertible Note and SPA Warrant

The Company utilized a Monte-Carlo simulation to value the 2024 Convertible Note and SPA Warrant. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including subsequent placement and change in control, and various simulated paths, were utilized to estimate the fair value of the associated liabilities. The Company measures the fair values at each reporting period, with changes in fair values recorded within other income/(expense) in the Company’s consolidated statements of operations.

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated volatility	Range of probabilities	Risk-free rate
2024 Convertible Note	55%	0% - 65%	4.37%
SPA Warrants	115%	0% - 65%	4.29%

Valuation of the Ayrton Note Purchase Option

The Company utilized the Black-Scholes Merton model to value the Ayrton Note Purchase Option. The key inputs and assumptions used in the Black-Scholes Merton model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. The Company measures the fair value at each reporting period, with changes in fair value recorded within other income/(expense) in the Company’s consolidated statements of operations. As of December 31, 2024 and 2023, it was determined that the fair value of the Ayrton Note Purchase Option was zero.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for public business entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07, but the adoption did not have a material impact to its consolidated financial statements and related disclosures for the year ended December 31, 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 17, 2024, the Audit Committee approved the engagement of Berkowitz Pollack Brant (“BPB”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. During the Company’s two most recent fiscal years ended December 31, 2023 and 2022, and during the interim period through December 17, 2024, neither the Company nor anyone acting on its behalf consulted with BPB regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K. The Company dismissed Deloitte & Touche LLP (the “Former Accounting Firm”) as its independent registered public accounting firm, effective as of December 2, 2024. As described in Item 4.01(a) below, the change in independent registered public accounting firm is not the result of any disagreement with the Former Accounting Firm.

ITEM 9.A. INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below. In light of the material weaknesses, management performed additional procedures to validate the accuracy and completeness of the financial results impacted by the control deficiencies. Such procedures included the validation of data underlying key financial models, substantive logic inspection, fluctuation analyses, and detailed testing.

In connection with the preparation and audits of our financial statements as of December 31, 2023 and 2024, we have identified material weaknesses as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting, as follows:

●	Management does not have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting.
●	During the audit process for December 31, 2024, management identified a material weakness in the design of the Company’s internal controls related to our review of third-party valuation deliverables regarding our convertible debt and warrant liability.

We have begun taking measures, and plan to continue to take measures, to remediate the material weaknesses. These measures include hiring or engaging additional accounting personnel with familiarity with reporting under U.S. GAAP, including hiring of Jolie Kahn as our Chief Financial Officer and implementing and adopting additional controls and formal policies, processes and documentation procedures relating to financial reporting. Due to the control weaknesses outlined above, management has implemented additional measures to review the key inputs and assumptions used by third-party valuation subject matter specialists. These enhancements aim to address deficiencies in the fair value calculation of the convertible note and warrant liability. We plan to undertake recruitment efforts to identify additional accounting personnel, including possible use of third-party service providers. Remediation costs consist primarily of additional personnel expenses. We may identify additional material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

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

We also could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities. Any failure to develop or maintain effective controls or any difficulties encountered in its implementation or improvement could negatively impact our operating results or cause us to fail to meet its reporting obligations and may result in a restatement of our financial statements for prior periods, which could cause the price of our common stock and warrants to decline

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individuals serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed given we are neither an accelerated nor a large accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about directors, executive officers and corporate governance is presented under the same captions in our definitive Proxy Statement for the Annual Meeting of Shareowners held in the first quarter of fiscal 2025 and is incorporated herein by reference.

Insider Trading Policy

We maintain, and periodically review, an insider trading policy that governs the purchase, sale and/or disposition of our securities by our directors, officers, employees and contractors who may have access to and/or possession of material non-public information. We have implemented processes that we believe are reasonably designed to promote compliance by us and by the covered persons with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information about executive compensation is presented under the same captions in our definitive Proxy Statement for the Annual Meeting of Shareowners held in the first quarter of fiscal 2025 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management and related stockholder matters is presented under the same captions in our definitive Proxy Statement for the Annual Meeting of Shareowners held in the first quarter of fiscal 2025 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Pre-Business Combination Related Party Transactions of Aesther

Certain Relationships and Related Transactions

The following is a summary of transactions since our formation on June 17, 2021, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2024, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

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

Consulting Agreement with Chief Accounting Officer

The Company’s Chief Accounting Officer previously provided consulting services to Legacy Ocean with RJS Consulting, LLC, his wholly owned limited liability company, through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of December 31, 2024 and 2023, the Company owed RJS Consulting, LLC $0.2 million.

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

Related Party Transaction Policy

Effective as of February 14, 2023, the Board adopted a written related party transactions policy setting forth the policies and procedures for the identification, review, consideration and approval or ratification of related person transactions. More information on our related party transaction policy can be found under the caption “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in our Proxy Statement for our 2024 Annual Meeting of Shareholders on Schedule 14A.

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

Our independent directors, as such term is defined by the applicable rules and regulations of Nasdaq, are William Owens, Michael Peterson and Amy Griffith. Martin Angle passed away in September 2024.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 in this Report.

(3)	Exhibits [to be updated]

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of August 31, 2022 by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 8, 2022).

2.2	Amendment to Agreement and Plan of Merger, dated as of December 5, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), AHAC Merger Sub Inc., Aesther Healthcare Sponsor, LLC, Dr. Chirinjeev Kathuria and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 2.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

4.1	Warrant Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.1	Lock-Up Agreement, dated as of February 14, 2023, by and between the Registrant and Dr. Chirinjeev Kathuria (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.2	Lock-Up Agreement, dated as of February 14, 2023, by and between the Registrant and Poseidon Bio, LLC (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.3	Non-Competition and Non-Solicitation Agreement, dated as of February 14, 2023, by and between the Registrant and Dr. Chirinjeev Kathuria (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.4#†	2022 Stock Option and Incentive Plan and Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference from Exhibit 10.4 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.5#	2022 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.5 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.6#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed by Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (File No. 333-256950) on April 11, 2022).

10.7#†	Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Elizabeth Ng, dated February 22, 2021 (incorporated by reference from Exhibit 10.7 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.8#	Amendment to February 22, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Elizabeth Ng dated August 2, 2021 (incorporated by reference from Exhibit 10.8 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.9#†	Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Chirinjeev Kathuria, dated February 22, 2021 (incorporated by reference from Exhibit 10.9 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.10#	Amendment to February 22, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Chirinjeev Kathuria dated August 2, 2021 (incorporated by reference from Exhibit 10.10 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.11#†	Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Daniel Behr, dated February 22, 2021 (incorporated by reference from Exhibit 10.11 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.12#	Amendment to February 22, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Daniel Behr dated August 2, 2021 (incorporated by reference from Exhibit 10.12 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.13#†	Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Gurinder Kalra, dated February 22, 2021 (incorporated by reference from Exhibit 10.13 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.14#	Amendment to February 22, 2021 Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Gurinder Kalra dated August 2, 2021 (incorporated by reference from Exhibit 10.14 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.15#	Second Amendment to February 22, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Gurinder Kalra dated April 22, 2022 (incorporated by reference from Exhibit 10.15 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.16#†	Offer Letter between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Inderjote Kathuria, dated February 22, 2021 (incorporated by reference from Exhibit 10.16 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.17#	Amendment to February 22, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Inderjote Kathuria dated August 2, 2021 (incorporated by reference from Exhibit 10.17 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.18#†	Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Robert Sweeney dated June 14, 2021 (incorporated by reference from Exhibit 10.18 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.19#	Amendment to June 14, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Robert Sweeney dated August 2, 2021 (incorporated by reference from Exhibit 10.19 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.20#	Second Amendment to June 14, 2021 Offer of Employment between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Robert Sweeney dated April 22, 2022 (incorporated by reference from Exhibit 10.20 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.21	Consulting Agreement between Jonathan Kurtis and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.), dated February 22, 2021 (incorporated by reference from Exhibit 10.21 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.22	Amendment to Consulting Agreement between Jonathan Kurtis and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 2, 2021 (incorporated by reference from Exhibit 10.22 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.23	Amendment No. 2 to Consulting Agreement between Jonathan Kurtis and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) effective as of December 31, 2021 (incorporated by reference from Exhibit 10.23 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.24	Form of Director and Officer Indemnification Agreement, by and between the Registrant and each of its directors, the Chief Executive Officer and the Chief Financial Officer (incorporated by reference from Exhibit 10.24 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.25†	Exclusive License Agreement BROWN ID 2465, 2576, 2587 (FRG) Antibody between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 31, 2020 (incorporated by reference from Exhibit 10.25 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.26	First Amendment to Exclusive License Agreement (BROWN ID 2465, 2576, 2587) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 21, 2021 (incorporated by reference from Exhibit 10.26 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.27	Second Amendment to Exclusive License Agreement (BROWN ID 2465, 2576, 2587) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 31, 2021 (incorporated by reference from Exhibit 10.27 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.28	Third Amendment to Exclusive License Agreement (BROWN ID 2465, 2576, 2587) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 25, 2022 (incorporated by reference from Exhibit 10.28 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.29†	Fourth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 1, 2022 (incorporated by reference from Exhibit 10.29 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.30	Fifth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 2, 2022 (incorporated by reference from Exhibit 10.30 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.31†	Sixth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 25, 2022 (incorporated by reference from Exhibit 10.31 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.32†	Exclusive License Agreement BROWN ID 3039 – Bi Specific Antibody Anti-CTLA4 between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 31, 2020 (incorporated by reference from Exhibit 10.32 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.33	First Amendment to Exclusive License Agreement (BROWN ID 3039) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 21, 2021 (incorporated by reference from Exhibit 10.33 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.34	Second Amendment to Exclusive License Agreement (BROWN ID 3039) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 31, 2021 (incorporated by reference from Exhibit 10.34 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.35	Third Amendment to Exclusive License Agreement (BROWN ID 3039) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 25, 2022 (incorporated by reference from Exhibit 10.35 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.36†	Fourth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 1, 2022 (incorporated by reference from Exhibit 10.36 to the Form 8-K filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.37	Fifth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 2, 2022 (incorporated by reference from Exhibit 10.37 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.38†	Sixth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 25, 2022 (incorporated by reference from Exhibit 10.38 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.39†	Exclusive License Agreement BROWN ID 2613 Bispecific (FRG)xAnti-PD-1 (FRGxPD-1) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 31, 2020 (incorporated by reference from Exhibit 10.39 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.40	First Amendment to Exclusive License Agreement (BROWN ID 2613) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 21, 2021 (incorporated by reference from Exhibit 10.40 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.41	Second Amendment to Exclusive License Agreement (BROWN ID 2613) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 31, 2021 (incorporated by reference from Exhibit 10.41 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.42	Third Amendment to Exclusive License Agreement (BROWN ID 2613) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 25, 2022 (incorporated by reference from Exhibit 10.42 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.43†	Fourth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 1, 2022 (incorporated by reference from Exhibit 10.43 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.44	Fifth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 2, 2022 (incorporated by reference from Exhibit 10.44 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.45†	Sixth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 25, 2022 (incorporated by reference from Exhibit 10.45 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.46†	Exclusive License Agreement BROWN ID 2502 – (Chit1) Small Molecule Antifibrotic between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 31, 2020 (incorporated by reference from Exhibit 10.46 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.47	First Amendment to Exclusive License Agreement (BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 21, 2021 (incorporated by reference from Exhibit 10.47 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.48	Second Amendment to Exclusive License Agreement (BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 31, 2021 (incorporated by reference from Exhibit 10.48 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.49	Third Amendment to Exclusive License Agreement (BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 25, 2022 (incorporated by reference from Exhibit 10.49 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.50†	Fourth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 1, 2022 (incorporated by reference from Exhibit 10.50 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.51	Fifth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 2, 2022 (incorporated by reference from Exhibit 10.51 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.52†	Sixth Amendment to Exclusive License Agreements (BROWN ID 2465, 2576, 2587, BROWN ID 3039, BROWN ID 2613, BROWN ID 2502) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 25, 2022 (incorporated by reference from Exhibit 10.52 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.53†	Exclusive License Agreement Brown ID 3085J – Compositions and Treatments for Malaria, dated September 13, 2022, between Elkurt, Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) (incorporated by reference from Exhibit 10.53 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.54†	Exclusive License Agreement RIH #154 “PfsLSP-1 a Vaccine for Falciparum Malaria” RIH #305 “Antibodies to Pfgarp Kill Plasmodium Falciparum Malaria Parasites and Protect Against Infection and Severe Disease” between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated January 25, 2021 (incorporated by reference from Exhibit 10.54 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.55	First Amendment to Exclusive License Agreement RIH #154 “PfsLSP-1 a Vaccine for Falciparum Malaria” RIH #305 “Antibodies to Pfgarp Kill Plasmodium Falciparum Malaria Parasites and Protect Against Infection and Severe Disease” between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated April 1, 2021 (incorporated by reference from Exhibit 10.55 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.56	Second Amendment to Exclusive License Agreement RIH #154 “PfsLSP-1 a Vaccine for Falciparum Malaria” RIH #305 “Antibodies to Pfgarp Kill Plasmodium Falciparum Malaria Parasites and Protect Against Infection and Severe Disease” between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated September 10, 2021 (incorporated by reference from Exhibit 10.56 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.57	Third Amendment to Exclusive License Agreement (RIH #154) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated March 25, 2022 (incorporated by reference from Exhibit 10.57 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.58	Fourth Amendment to Exclusive License Agreement RIH #154 “PfsLSP-1 a Vaccine for Falciparum Malaria” RIH #305 “Antibodies to Pfgarp Kill Plasmodium Falciparum Malaria Parasites and Protect Against Infection and Severe Disease” between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated July 1, 2022 (incorporated by reference from Exhibit 10.58 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.59	Fifth Amendment to Exclusive License Agreement (RIH #154) between Elkurt Inc. and Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) dated August 26, 2022 (incorporated by reference from Exhibit 10.59 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.60	Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated February 22, 2022 (incorporated by reference from Exhibit 10.60 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.61	First Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated April 22, 2022 (incorporated by reference from Exhibit 10.61 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.62	Second Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated September 30, 2022 (incorporated by reference from Exhibit 10.62 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.63	Third Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated December 30, 2022 (incorporated by reference from Exhibit 10.63 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.65	Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated April 22, 2022 (incorporated by reference from Exhibit 10.64 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.66	First Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated September 30, 2022 (incorporated by reference from Exhibit 10.65 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.67	Second Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated December 30, 2022 (incorporated by reference from Exhibit 10.66 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.68	Third Amendment to Loan Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Second Street Capital, LLC dated January 10, 2023 (incorporated by reference from Exhibit 10.67 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.70†	Warrant Exchange Agreement between Second Street Capital, LLC, Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) dated November 17, 2022 (incorporated by reference from Exhibit 10.68 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.71	Warrant No. 2022-1 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.69 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.72	Warrant No. 2022-2 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.70 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.73	Warrant No. 3 to Subscribe to Common Shares issued by the Registrant to Second Street Capital, LLC (incorporated by reference from Exhibit 10.71 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.76+†	Development and Manufacturing Services Agreement between Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.), Lonza Sales AG and Lonza AG dated December 15, 2020 (incorporated by reference from Exhibit 10.72 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

10.77	Promissory Note, dated June 30, 2021, issued to Aesther Healthcare Sponsor, LLC by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 333-258012) on September 2, 2021).

10.78	Securities Subscription Agreement, dated June 30, 2021, between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and Aesther Healthcare Sponsor, LLC (incorporated by reference from Exhibit 10.5 to the Form S-1/A filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 333-258012) on September 2, 2021).

10.79	Letter Agreement, dated September 14, 2021, between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), its officers and directors and Aesther Healthcare Sponsor, LLC (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.80	First Amendment to Insider Letter, dated September 2, 2022, between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), its officers and directors, Aesther Healthcare Sponsor, LLC and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference from Exhibit 10.4 to the Form 10-Q filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on October 17, 2022).

10.81	Investment Management Trust Agreement, dated September 14, 2021, by and between Continental Stock Transfer & Trust Company and Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.82	Registration Rights Agreement, dated September 14, 2021, by and among Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and the Sponsor (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.83	Private Placement Warrants Purchase Agreement, dated September 14, 2021, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and the Sponsor (incorporated by reference from Exhibit 10.4 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 17, 2021).

10.84	OTC Equity Prepaid Forward Transaction Letter Agreement, dated August 31, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc) and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 7, 2022).

10.85	Common Stock Purchase Agreement, dated as of September 7, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and White Lion Capital LLC (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 9, 2022).

10.86	Registration Rights Agreement, dated as of September 7, 2022, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) and White Lion Capital LLC (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on September 9, 2022).

10.87	Amended and Restated OTC Equity Prepaid Forward Transaction Letter Agreement, dated February 10, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on February 10, 2023).

10.88	Amended and Restated OTC Equity Prepaid Forward Transaction Letter Agreement, dated February 12, 2023, by and between Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.), Ocean Biomedical, Inc. (n/k/a Ocean Biomedical Holdings, Inc.) and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 001-40793) on February 13, 2023).

14.1	Code of Ethical Business Conduct (incorporated by reference from Exhibit 14.1 to the Form S-1/A filed by Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc.) (File No. 333-258012) on September 2, 2021).

19.1*	Insider Trading Compliance Policy.

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Form 8-K/A filed by Ocean Biomedical, Inc. (File No. 001-40793) on February 15, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

97*	Policy for the Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.

#	Represents management compensation plan, contract or arrangement.

+	As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary.

Not applicable.

OCEAN BIOMEDICAL, INC.

(FKA AESTHER HEALTHCARE ACQUISITION CORP.)

INDEX TO FINANCIAL

STATEMENTS

Legacy Ocean’s Consolidated Financial Statements for the Years Ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ocean Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Biomedical, Inc. and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Berkowitz Pollack Brant Advisors + CPAs

New York, New York

April 8, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Ocean Biomedical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ocean Biomedical, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois

November 25, 2024

We began serving as the Company’s auditor in 2020. In 2024, we became the predecessor auditor.

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share information)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$-	$4
Restricted cash	224	1,000
Prepaid expenses	588	1,105
Total current assets	812	2,109
Investment in Virion	90	3,392
TOTAL ASSETS	$902	$5,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,899	$16,185
Accrued expenses-related party	601	946
Short-term loans, net of issuance costs	16,300	12,118
SPA Warrant	1,089	764
Total current liabilities	33,889	30,012
NON-CURRENT LIABILITIES
Fixed maturity consideration	5,573	4,123
Backstop put option liability	59,056	58,523
Virion contribution liability	-	3,605
Total liabilities	98,518	96,264
STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2024 and 2023, respectively, 34,868,628 and 34,649,046 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	-	-
Additional paid-in capital	107,919	105,292
Accumulated deficit	(205,535)	(196,055)
Total stockholders’ deficit	(97,616)	(90,763)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$902	$5,501

See accompanying notes to the consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Fiscal Years ended December 31,
	2024	2023
OPERATING EXPENSES:
Research and development	$26	$709
General and administrative	3,772	9,505
Total operating expenses	3,798	10,214
OPERATING LOSS	(3,798)	(10,214)
OTHER INCOME (EXPENSE):
Change in fair value of 2023 Convertible Note, SPA Warrant and the Ayrton Note Purchase Option	(1,469)	1,171
Loss in connection with the Share Consideration shares	-	(12,676)
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	(1,983)	(62,646)
Fair value of warrant issuances	-	(2,301)
Fair value of non-cash stock issuances	-	(740)
Transaction costs	(356)	(8,732)
Loss on extinguishment of debt	-	(15,080)
Loss on exchange of notes	(85)	-
Interest expense, including amortization of debt issuance costs	(2,046)	(1,762)
Net loss attributable to equity interest in Virion	(3,301)	(708)
Change in fair value of Virion Contribution Liability	3,605	(777)
Fair value of stock obligations	(47)	-
Other	-	(1)
Total other income (expense)	(5,682)	(104,252)
NET LOSS	$(9,480)	$(114,466)

Weighted average shares outstanding, basic and diluted	27,502,537	26,292,438
Net loss per share, basic and diluted	$(0.34)	$(4.35)

See accompanying notes to the consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2024 AND 2023

(in thousands)

	Common		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	23,355,432	-	70,770	(81,589)	(10,819)
Net loss				(114,466)	(114,466)
Pre-merger liabilities assumed	-	-	(942)	-	(942)
Effect of Business Combination, including Backstop Agreement, net of redeemed public shares	7,654,035	-	52,070	-	52,070
Backstop Agreement Prepayment	-	-	(51,606)	-	(51,606)
Proceeds from Backstop Agreement	-	-	1,444	-	1,444
Issuance of common stock pursuant to the Subscription Agreement	1,350,000	-	14,260	-	14,260
Issuance of common stock for extension of loan shares to related party	1,365,000	-	13,595	-	13,595
Issuance of common stock related to short-term loans	289,650	-	1,648	-	1,648
Shares issued in consideration pursuant to the Marketing Services Agreement	13,257	-	83	-	83
Shares issued in consideration pursuant to the Common Stock Purchase Agreement	116,667	-	558	-	558
Stock-based compensation	-	-	1,205	-	1,205
Shares issued in consideration pursuant to consulting agreement	350,000	-	676	-	676
Shares issued in consideration pursuant to Virion Contribution Agreement	750,000	-	1,272	-	1,272
Offering costs	-	-	(2,049)	-	(2,049)
Issuance of warrants	-	-	2,301	-	2,301
Shares Issued for conversion of a portion of the outstanding principal due under the 2023 Convertible Note	5,005	-	7	-	7
Balances at December 31, 2023	35,249,046	$-	$105,292	$(196,055)	$(90,763)
Net loss	-	-	-	(9,480)	(9,480)
Stock based compensation	-	-	745	-	745
Issuance of common stock	169,582	-	1,795	-	1,795
Shares issued to vendors	50,000	-	87	-	87
Balances at December 31, 2024	35,468,628	$-	$107,919	$(205,535)	$(97,616)

See accompanying notes to the consolidated financial statements

OCEAN BIOMEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,480)	$(114,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	-	762
Non-cash debt issuance costs	279	627
Non-cash stock issuances	-	667
Stock-based compensation	745	1,205
Loss on issuance of warrants	-	2,301
Loss on extinguishment of debt	-	15,080
Loss on exchange of notes	85	-
Loss in connection with Share Consideration shares	-	12,676
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	1,983	62,646
Net loss attributable to equity interest in Virion	3,301	708
Change in fair value of Virion Contribution Liability	(3,605)	777
Change in fair value of 2023 Convertible Note, SPA Warrant and the Ayrton Note Purchase Option	1,469	(1,171)
Non-cash transaction costs in excess of Business Combination proceeds	-	7,578
Changes in assets and liabilities:
Prepaid expenses	517	(519)
Accounts payable and accrued expenses	869	1,233
Accrued expenses - related parties	(343)	467
Net cash used in operating activities	(4,180)	(9,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment to Backstop Parties for Backstop Agreement	-	(51,606)
Payment to Backstop Parties for Share Consideration	-	(12,676)
Issuance of common stock pursuant to the Backstop Agreement and Subscription Agreement	-	14,260
Proceeds from Backstop Agreement	-	1,444
Proceeds from reverse recapitalization	-	52,070
Proceeds from 2023 Convertible Note	-	650
Proceeds from 2024 Convertible Notes	3,400	-
Proceeds from short-term loans, net of issuance costs	-	8,258
Proceeds from Common Stock Purchase Agreement	-	64
Repayments of short-term loans	-	(2,100)
Expenses paid by related-party shareholder	-	35
Net cash provided by financing activities	3,400	10,399
Total change in cash and restricted cash	(780)	970
Cash and restricted cash at beginning of period	1,004	34
Cash and restricted cash at end of period	$224	$1,004

Supplemental disclosure of non-cash financing activities:
Offering costs not yet paid	$-	$2,049
Non-cash stock issuances	$1,882	$16,413
Non-cash investment in Virion	$-	$(1,272)
SPA warrant liability upon issuance	$-	$1,932

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, AHAC, which is the legal acquirer, is treated as the “acquired” company for financial reporting purposes and Legacy Ocean is treated as the accounting acquirer. The net assets of AHAC are stated at historical cost, with no goodwill or other intangible assets recorded. All historical financial information presented in the consolidated financial statements represents Legacy Ocean and its wholly owned subsidiaries as Legacy Ocean is the predecessor to the Company. The wholly owned subsidiaries include: (i) Ocean ChitofibroRx Inc., (ii) Ocean ChitoRx Inc., (iii) Ocean Sihoma Inc., and (iv) Ocean Promise, Inc. The Business Combination is accounted for as the equivalent of a capital transaction in which the Company has issued stock for the net assets of AHAC.

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

The Company had no cash inflows from operating activities for the year ended December 31, 2024. As of December 31, 2024, the Company had minimal cash, restricted cash of $0.2 million and a working capital deficiency of $33.1 million. The Company’s current operating plan indicates it will incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating activity at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions. The subsidiaries were formed to organize the Company’s therapeutic programs in order to optimize multiple commercialization options and to maximize each program’s value.

Revision of Prior Period Financial Statements

During the three months ended March 31, 2025, the Company determined that it had not appropriately reflected the fair value of certain warrants issued in July 2024. This resulted in an overstatement of current liabilities, accumulated deficit as of September 30, 2024, and an overstatement of other expenses for the three month and nine month periods ended September 30, 2024.

Based on an analysis of Accounting Standards Codification ASC 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended.

The effect of the adjustments on the line items within the Company’s consolidated balance sheet as of September 30, 2024 is as follows:

	September 30, 2024
	As previously reported	Adjustment	As adjusted
SPA Warrant	$3,573	$(1,824)	$1,749
Total current liabilities	33,649	(1,824)	31,825
Total liabilities	99,217	(1,824)	97,393
Accumulated deficit	(98,085)	1,824	(96,261)

The effect of the adjustments on the line items within the Company’s consolidated statements of operations for the three and nine month periods ended September 30, 2024:

	Three months ended September 30, 2024
	As previously reported	Adjustment	As adjusted
Change in fair value of 2023 Convertible Note, SPA Warrant and the Ayrton Note Purchase Option	$(126)	$82	$(44)
Transaction costs	(77)	(72)	(149)
Loss on exchange of notes	(1,899)	1,814	(85)
Total other income (expense)	(4,760)	1,824	(2,936)
NET LOSS	(5,528)	1,824	(3,704)
Net loss per share, basic and diluted	(0.20)	0.07	(0.13)

	Nine months ended September 30, 2024
	As previously reported	Adjustment	As adjusted
Change in fair value of 2023 Convertible Note, SPA Warrant and the Ayrton Note Purchase Option	$(1,462)	$82	$(1,380)
Transaction costs	(77)	(72)	(149)
Loss on exchange of notes	(1,899)	1,814	(85)
Total other income (expense)	(7,718)	1,824	(5,894)
NET LOSS	(9,763)	1,824	(7,939)
Net loss per share, basic and diluted	(0.36)	0.07	(0.29)

The effect of the adjustments on the line items within the Company’s consolidated statements of cash flow for the nine months ended September 30, 2024:

	Nine months ended September 30, 2024
	As previously reported	Adjustment	As adjusted
Net loss	$(9,763)	$1,824	$(7,939)
Loss on exchange of notes	1,899	(1,814)	85
Change in fair value of 2023 Convertible Note, SPA Warrant and the Ayrton Note Purchase Option	1,462	(82)	1,380
Net cash used in operating activities	(1,660)	(72)	(1,732)
Proceeds from short-term loans, net of issuance costs	896	72	968
Net cash provided by financing activities	896	72	968

The effect of the adjustments on the line items within the Company’s consolidated statements of stockholders’ deficit for the three and nine month periods ended September 30, 2024 is as follows:

	Three and nine months ended September 30, 2024
	As previously reported	Adjustment	As adjusted
Accumulated deficit - balance September 30, 2024	$(205,818)	$1,824	$(203,994)
Total stockholders’ deficit	(98,085)	1,824	(96,261)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had minimal cash or cash equivalents as of December 31, 2024 and 2023.

Restricted Cash

The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use. Restricted cash as of December 31, 2024 was $0.2 million, consisting of the portion of proceeds received from the 2023 Convertible Note, as defined in Note 7, Senior Secured Convertible Notes, that is being held in an escrow account. As of December 31, 2023, the Company’s restricted cash balance was $1.0 million.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including the development of product candidates. Research and development costs are expensed as incurred. For the fiscal years ended December 31, 2024 and 2023, research and development expenses consist of expenses recognized for stock-based compensation and incurred for initial license fees, annual maintenance license fees, and services agreements. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees associated with equity financings such as the Business Combination as deferred offering costs until such financings are consummated. After consummation of the equity financings, these costs are recorded in stockholders’ deficit as a reduction of proceeds generated as a result of the offering. During the year ended December 31, 2023, the Company recognized offering costs of $2.0 million as a reduction to the Business Combination proceeds within additional paid-in capital. The Company recorded $7.6 million as a component of other income (expense) in its consolidated statements of operations during the year ended December 31, 2023, as the amount of offering costs were in excess of the proceeds generated as a result of the Business Combination.

Income Taxes and Tax Credits

Income taxes are recorded in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. In the event the Company were to determine that it would be able to realize some or all of its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred for the fiscal years ended December 31, 2024 and 2023.

Net Loss Per Share

Net loss per share is computed by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and, if dilutive, the weighted-average number of potential shares of common stock. For the purposes of the diluted net loss per share calculation, common stock warrants, common stock options outstanding, and contingently issuable Earnout Shares (as defined in Note 3, Business Combination and Backstop Agreement) are considered to be potentially anti-dilutive securities for all periods presented, and as a result, diluted net loss per share is the same as basic net loss per share for those periods.

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

The Company’s Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below), 2023 and 2024 Convertible Notes, SPA Warrant, and Ayrton Note Purchase Option, (each as defined and discussed in Note 7, Senior Secured Convertible Notes), are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4, Fair Value Measurements). The carrying values of cash, restricted cash, accounts payable, accrued expenses, and short-term loans approximate their fair values due to the short-term nature of these liabilities.

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

For further information regarding the Backstop Agreement, refer to Note 3, Business Combination and Backstop Agreement.

Backstop Put Option Liability and Fixed Maturity Consideration

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative liability recorded at fair value with changes in fair value recognized in net loss. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income/(expense) in the consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, with any fair value adjustment recorded within other income (expense) in the consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

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

The Company has elected to account for the Notes at fair value under the fair value option, under which the Notes are initially measured at fair value and subsequently remeasured during each reporting period. Changes in fair value will be reflected within other income (expense) in the consolidated financial statements, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive income.

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

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder recorded to other income (expense) on the consolidated statements of operations. The Company reassess the classification of the SPA Warrant at each reporting period and record any changes to fair value as necessary. To date, there have been no changes in classification.

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the purchase option within the SPA in favor of the investor (the “Ayrton Note Purchase Option”), which gives the investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more additional closings. The initial recognition of this liability was measured at fair value utilizing the Black-Scholes Merton model and the fair value of $0.5 million was recorded to other income (expense) on the consolidated statements of operations. The liability is recorded within current liabilities on the Company’s consolidated balance sheet as of December 31, 2024 and 2023. The liability is remeasured at each reporting period and the Company records any changes to fair value as necessary.

Effective July 23, 2024, the Company entered into an amendment and exchange agreement, whereby the 2023 Convertible Notes were exchanged for new notes and also included further arrangements to fund up to $7.7 million in additional secured notes (collectively, the “2024 Convertible Notes”). The first two tranches of additional secured notes of $1.0 million and $2.7 million were funded in July 2024 and November 2024, respectively, to various vendors on behalf of the Company to address costs of the Company in preparing its 2023 consolidated financial statements and subsequent quarterly reporting requirements, among other things. The balance of the funds shall be released by the investor upon the Company reaching certain milestones over the next several months.

All prior defaults under the existing transaction documents have been deemed cured, and there was a late filing carveout until August 15, 2024. The current Notes had an extension of the maturity date until December 15, 2024 and installment payments have been waived until the earlier of the date on which the Company’s 2023 Form 10-K was filed and September 1, 2024, with subsequent installments continuing to be due on the first of each month thereafter. The investor has agreed to extend the maturity to April 2025. No payments have been made.

The Company shall issue to the investor 3,844,466 restricted shares of its common stock in settlement of all past defaults and penalty shares to be issued in conjunction therewith, subject to a leak out of 15% of daily trading value unless the sales price of such shares is above $5.00 per share. The Company also issued the investor 1,332,806 warrants which shall be exchangeable on a one for one basis into restricted shares of common stock on or after August 1, 2024. All securities are being issued in private placement transactions exempt from registration under Section 4(a)(2) under the Securities Exchange Act of 1934 as amended.

The principal amount of the initial 2024 Convertible Notes, which were issued in exchange for the 2023 Convertible Notes is $9.7 million, after giving effect to the principal amount of the 2023 Convertible Notes, the Event of Default Interest to date and Redemption Premium. At July 15, 2024, the 2023 Convertible Notes were valued at $7.1 million, consisting of the fair value of the 2023 Convertible Notes of $6.3 million, plus accrued and unpaid interest of $0.8 million. The $9.7 million of 2024 Convertible Notes were valued at $6.8 million, resulting in a gain on exchange of notes of $0.3 million. Similarly, the Company valued the SPA Warrants issued in 2023 at $1.6 million and the value of the SPA Warrants issued in the exchange in 2024 at $2.0 million, resulting in a loss on exchange of notes of $0.4 million. The Company has recorded a net loss on exchange of notes of $0.1 million as other income (expense) on its consolidated statement of operations for the year ended December 31, 2024.

As part of the agreement, Chirinjeev Kathuria, the Company’s Chairman, and Poseidon Bio, LLC, an entity controlled by Dr. Kathuria, also agreed to grant a proxy on all of their shares of the Company’s common stock to an independent third party, to vote them as that party sees fit, until such time as the Notes are paid in full.

As of December 31, 2024, the Company is in default of its obligations with respect to Ayrton LLC as a result of, among other things, its delinquent SEC filings.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had no other comprehensive income or losses for the fiscal years ended December 31, 2024 and 2023.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The Company early adopted ASU No. 2020-06 as of January 1, 2023, using a modified retrospective approach, noting the Company’s prior instruments would not be impacted by this adoption. The Company utilized the updated derivative guidance when accounting for the 2023 Convertible Note (as defined in Note 7, Senior Secured Convertible Notes).

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for public business entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has concluded that the impact of adopting ASU 2023-07 is not material to its consolidated financial statements and related disclosures.

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

Earnout Shares

In addition, pursuant to the Business Combination Agreement, Legacy Ocean’s stockholders prior to the Closing (the “Legacy Ocean Stockholders”) are entitled to receive from the Company, in the aggregate, up to an additional 19,000,000 shares of the Company’s common stock (the “Earnout Shares”) as follows: (a) in the event that the volume-weighted average price (the “VWAP”) of the Company’s common stock exceeds $15.00 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing date until the 36-month anniversary of the Closing, the Legacy Ocean Stockholders shall be entitled to receive an additional 5,000,000 shares of the Company’s common stock, (b) in the event that the VWAP of the Company’s common stock exceeds $17.50 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing date until the 36-month anniversary of the Closing, the Legacy Ocean Stockholders shall be entitled to receive an additional 7,000,000 shares of the Company’s common stock and (c) in the event that the VWAP of the Company’s common stock exceeds $20.00 per share for twenty (20) out of any thirty (30) consecutive trading days beginning on the Closing date until the 36-month anniversary of the Closing, the Legacy Ocean Stockholders shall be entitled to receive an additional 7,000,000 shares of the Company’s common stock. In addition, for each issuance of Earnout Shares, the Company will also issue to Sponsor an additional 1,000,000 shares of the Company’s common stock.

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

Backstop Agreement

As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, on August 31, 2022, AHAC and Legacy Ocean entered into the Backstop Agreement with Vellar Opportunity Fund SPV LLC – Series 3 (“Vellar”) in connection with the execution of the Business Combination Agreement. Pursuant to the terms of the Backstop Agreement and its subsequent amendments, Vellar agreed to purchase up to 8,000,000 shares of AHAC’s Class A common stock in the open market in exchange for up to $80.0 million, including from other stockholders that elected to redeem in connection with the Closing and subsequently revoked their prior elections to redeem their shares, following the expiration of AHAC’s redemption offer.

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

The “Seller VWAP Trigger Event” for Polar occurred in October 2023 and the other Backstop Parties in November 2023. The Company received written notice from Polar on November 6, 2023 acknowledging its right to designate any date as the Maturity Date from the date of the notice to, and including, the third anniversary of the Business Combination. As of the date of this filing, two of the Backstop Parties, Polar and Meteora, had not designated a Maturity Date. Refer to above in this footnote for further detail around the purported Maturity Date for Vellar.

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

In consideration for the commitments of White Lion to purchase Equity Line Shares, the Common Stock Purchase Agreement included 75,000 initial commitment shares to White Lion, which had a fair value of $0.5 million upon issuance. The $0.5 million in commitment costs was recorded in other income (expense) in the Company’s consolidated statements of operations for the year ended December 31, 2023.

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

The Company recognized a loss on extinguishment of debt of $1.2 million in its consolidated statements of operations for the year ended December 31, 2023 for the 200,000 shares issued in exchange for extensions of the maturity date, based on the grant date fair value of the shares issued. In addition, the Company recognized a loss on extinguishment of debt of $13.6 million in its consolidated statements of operations for the year ended December 31, 2023 for the issuance of the Sponsor Extension Shares, based on the grant date fair value. Further, the Company recorded interest expense of $50 thousand in its consolidated statements of operations for the year ended December 31, 2023.

Deferred Underwriting Commissions

At Closing, the underwriters for AHAC’s initial public offering (“IPO”) agreed to defer payment of $3.2 million of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note (the “Underwriter Promissory Note”). The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The Company has a right to pay up to fifty percent (50%) of the principal and interest due on this promissory note using the common stock of the Company at a price per share of $10.56. The remaining fifty percent (50%) of the principal and interest due on this promissory note must be paid in cash. As of December 31, 2023 the Company had not repaid the Underwriter Promissory Note and the outstanding balance of $3.2 million is recorded as a short-term loan in the consolidated financial statements. The Company recorded $0.4 million and $0.3 million of interest expense on the outstanding balance in the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, respectively.

On March 4, 2024, the Company converted the convertible portion of the Underwriter Promissory Note into 169,582 restricted shares of its common stock at the conversion price of $10.56. The principal amount converted was $1.6 million, plus $0.2 million of accrued interest thereon. As of December 31, 2024, the Company had not repaid any of remaining principal balance of $1.6 million, which is recorded as a short-term loan in the consolidated financial statements.

On November 13, 2024, the Company received a notice of default with regard to its 2023 promissory note with EF Hutton, which alleges that $2.1 million is due under the promissory note, consisting of the unpaid principal balance of $1.6 million, plus accrued and unpaid interest of $0.5 million.

4. Fair Value Measurements

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of December 31, 2024:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(59,056)	$(59,056)
Fixed Maturity Consideration	-	-	(5,573)	(5,573)
2024 Convertible Note (1)	-	-	(11,375)	(11,375)
SPA Warrant	-	-	(1,089)	(1,089)
Total financial liabilities	$-	$-	$(77,093)	$(77,093)

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of December 31, 2023:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(58,523)	$(58,523)
Fixed Maturity Consideration	-	-	(4,123)	(4,123)
2023 Convertible Note (1)	-	-	(5,618)	(5,618)
SPA Warrant	-	-	(764)	(764)
Total financial liabilities	$-	$-	$(69,028)	$(69,028)

(1)	Refer to Note 6, Short-Term Loan Agreements, for a reconciliation of the fair value of the 2023 Convertible Note to the total short-term loans, net of issuance costs in the Company’s consolidated balance sheets.

During the fiscal years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

Valuation of Backstop Put Option Liability and Fixed Maturity Consideration

The Company utilized a Monte-Carlo simulation to value the Backstop Put Option Liability and Fixed Maturity Consideration. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, expected term, expected future stock price, and various simulated paths, were utilized to estimate the fair value of the associated derivative liabilities. The values of the Backstop Put Option Liability and Fixed Maturity Consideration were calculated as the average present value over 50,000 simulated paths. The Company measures the fair values at each reporting period, with changes in fair values recorded within other income (expense) in its consolidated statements of operations.

Backstop Put Option Liability and Fixed Maturity Consideration	Estimated volatility	Expected future stock price	Risk-free rate
2024	147.5%	$0.17 - $0.55	4.17%
2023	100.0%	$1.95 – $13.93	4.40%

Valuation of the 2024 Convertible Notes and SPA Warrant

The Company utilized a Monte-Carlo simulation to value the 2024 Convertible Notes and SPA Warrant. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, risk-free rate, the probability of various scenarios, including subsequent placement and change in control, and various simulated paths, were utilized to estimate the fair value of the associated liabilities. The Company measures the fair values at each reporting period, with changes in fair values recorded within other income (expense) in the Company’s consolidated statements of operations.

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

2024 Convertible Notes	Estimated volatility	Range of probabilities	Risk-free rate
2024	55%	0% - 65%	4.37%
2023	50%	5% - 80%	5.30%
SPA Warrants
2024	115%	0% - 65%	4.29%
2023	100%	5% - 80%	3.90%

Valuation of the Ayrton Note Purchase Option

The Company utilized the Black-Scholes Merton model to value the Ayrton Note Purchase Option. The key inputs and assumptions used in the Black-Scholes Merton model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. The Company measures the fair value at each reporting period, with changes in fair value recorded within other income/(expense) in the Company’s consolidated statements of operations. As of December 31, 2023 and 2024, it was determined that the fair value of the Ayrton Note Purchase Option was zero.

The following table summarizes some of the significant inputs and assumptions used in the Black-Scholes Merton model:

Ayrton Note Purchase Option	Estimated volatility	Risk-free rate
2024	13%	5.0%
2023	13%	4.4%

The following table provides a roll forward of the aggregate fair values of the Company’s Backstop Put Option Liability, Fixed Maturity Consideration, the 2023/2024 Convertible Notes, SPA Warrant, and Ayrton Note Purchase Option for which fair values are determined using Level 3 inputs:

Level 3 Rollforward (in thousands)	Backstop Put Option Liability	Fixed Maturity Consideration	2023/2024 Convertible Note	SPA Warrant	Ayrton Note Purchase Option
Balances as of January 1, 2023	$-	$-	$-	$-	$-
Initial fair value measurement	(12,414)	(3,166)	(5,628)	(1,932)	(269)
Changes in fair value	(46,109)	(957)	10	1,168	269
Balance as of December 31, 2023	(58,523)	(4,123)	(5,618)	(764)	-
Effect of Note Exchange	-	-	(504)	(430)	-
Additional 2024 Notes issued	-	-	(3,680)	-	-
Changes in fair value	(533)	(1,450)	(1,573)	105	-
Balance as of December 31, 2024	(59,056)	(5,573)	(11,375)	(1,089)	-

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	For the Years ended
(in thousands)	2024	2023
Accounting and legal fees	$10,996	$12,099
Vendor fees	3,459	2,517
Research and development	645	636
Other	799	933
Total accounts payable and accrued expenses	$15,899	$16,185

6. Short-term Loan Agreements

As of December 31, 2024 and December 31, 2023, the Company had the following short-term loan balances:

(in thousands)	For the Years ended
Short-term loans:	2024	2023
Second Street Loan	$600	$600
Second Street Loan 2	400	400
March Second Street Loan	700	700
McKra Loan	1,000	1,000
Underwriter Promissory Note	1,575	3,150
2023 Convertible Note	11,375	5,618
Poseidon Demand Note	650	650

Short-term loans, net of issuance costs	$16,300	$12,118

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

The most recent amendment, effective as of May 2023, included the following terms, with no conditions present as of December 31, 2024:

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

Second Street Loans – Interest Expense

During the fiscal years ended December 31, 2024 and 2023, the Company recognized $0.3 million and $0.7 million of interest expense on the Second Street Loans, respectively, including $0.4 million related to the amortization of debt issuance costs during the fiscal year ended December 31, 2023.

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

During the fiscal years ended December 31, 2024 and 2023, the Company recognized $0.2 million and $0.3 million of interest expense on the McKra Loan, respectively, including $0.2 million related to the amortization of debt issuance costs during the fiscal year ended December 31, 2023.

In 2024, the Company entered into a settlement agreement with Second Street Capital and McKra Investments III with regard to $2.7 million principal amount of promissory notes, plus accrued and unpaid interest and fees. The Company will satisfy payment of past due loan fees by the issuance of 225,000 shares of restricted common stock. The Company will also satisfy the amount due for the principal amount of the notes and accrued and unpaid interest through (i) the issuance of $1.7 million worth of restricted common stock (at a price per share equal to the 30 day VWAP of a share of Company common stock as of July 22, 2024), and (ii) payment of the remaining balance of $1.7 million in cash at the time of closing of the Company’s next financing with net proceeds to the Company of more than $10 million either in a public offering or private transaction, or if such a closing does not occur on or before September 30, 2024, in shares of restricted Common Stock of the Company (at a price per share equal to the 30 day VWAP of a share of Company common stock as of September 30, 2024). Since the Company did not close a financing with net proceeds to the Company of more than $10 million prior to December 31, 2024, the Company did not pay the remaining balance of $1.7 million in cash.

All securities are being issued in private placement transactions exempt from registration under Section 4(a)(2) under the Securities Exchange Act of 1934 as amended.

Poseidon Demand Note

On October 2, 2023, the Company issued a demand promissory note to its largest stockholder and related party, Poseidon Bio, LLC (“Poseidon”) for $0.7 million (the “Poseidon Demand Note”). The entire principal amount of the Poseidon Demand Note will be due and payable in full on demand, or on such earlier date the principal amount may become due and payable pursuant to certain triggering events (the “Maturity Date”). Interest accrues on the unpaid principal amount of the Poseidon Demand Note at a rate of 5% per annum and is payable on the Maturity Date. During the fiscal years ended December 31, 2024 and 2023, the Company recognized interest expense of $33 thousand and $8 thousand, respectively, related to the Poseidon Demand Note, which is reflected in other income (expense) in the consolidated statement of operations.

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

The Company has elected to account for the Notes at fair value under the fair value option, under which the Notes were initially measured at fair value and subsequently re-measured during each reporting period. Changes in fair value are reflected within other income (expense) in the consolidated financial statements, except for the portions, if any, related to the instrument specific credit risk which would be recorded in other comprehensive income.

Further, the Company concluded that the right to acquire additional Notes is separately exercisable from the 2023 Convertible Note and the SPA Warrant. If and when the additional Notes are issued, the Company will evaluate whether to account for such additional Notes at (a) fair value under the fair value option or (b) an amortized cost.

In addition, the Company determined that the SPA Warrant was (i) freestanding from the 2023 Convertible Note and (ii) classified as a derivative liability. Accordingly, upon issuance the SPA Warrant was measured at fair value with an offset to cash proceeds from the 2023 Convertible Note, with the remainder of $0.6 million recorded to other income(expense) on the consolidated statements of operations. The Company reassess the classification of the SPA Warrant at each reporting period and records any changes to fair value to other income (expense) on the consolidated statement of operations. To date, there have been no changes to the classification of the SPA Warrant.

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the Ayrton Note Purchase Option, which gives the Investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more Additional Closings. The initial recognition of this liability was measured at fair value utilizing the Black-Scholes Merton model and the fair value of $0.3 million was recorded to other income (expense) on the consolidated statements of operations for the fiscal year ended December 31, 2023. The liability is remeasured at each reporting period and the Company records any changes to other income (expense) on the consolidated statement of operations. As of December 31, 2024 and 2023, it was determined that the fair value of the Ayrton Note Purchase Option was zero.

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

Effective July 23, 2024, the Company entered into an amendment and exchange agreement, whereby the 2023 Convertible Notes were exchanged for new notes and also included further arrangements to fund up to $7.7 million in additional secured notes (collectively, the “2024 Convertible Notes”). The first two tranches of additional secured notes of $1.1 million and $2.7 million were funded in July 2024 and November 2024, respectively, to various vendors on behalf of the Company to address costs of the Company in preparing its 2023 consolidated financial statements and subsequent quarterly reporting requirements, among other things. The balance of the funds shall be released by the investor upon the Company reaching certain milestones over the next several months.

All prior defaults under the existing transaction documents have been deemed cured, and there was a late filing carveout until August 15, 2024. The current Notes have had an extension of the maturity date until December 15, 2024 and installment payments have been waived until the earlier of the date on which the Company’s 2023 Form 10-K was filed and September 1, 2024, with subsequent installments continuing to be due on the first of each month thereafter. The investor has agreed to extend the maturity to April 2025. No payments have been made.

The Company shall issue to the investor 3,844,466 restricted shares of its common stock in settlement of all past defaults and penalty shares to be issued in conjunction therewith, subject to a leak out of 15% of daily trading value unless the sales price of such shares is above $5.00 per share. The Company also issued the investor 1,332,806 warrants which shall be exchangeable on a one for one basis into restricted shares of common stock on or after August 1, 2024. All securities are being issued in private placement transactions exempt from registration under Section 4(a)(2) under the Securities Exchange Act of 1934 as amended.

The principal amount of the initial 2024 Convertible Notes, which were issued in exchange for the 2023 Convertible Notes is $9.7 million, after giving effect to the principal amount of the 2023 Convertible Notes, the Event of Default Interest to date and Redemption Premium. At July 15, 2024, the 2023 Convertible Notes were valued at $7.1 million, consisting of the fair value of the 2023 Convertible Notes of $6.3 million, plus accrued and unpaid interest of $0.8 million. The $9.7 million of 2024 Convertible Notes were valued at $6.8 million, resulting in a gain on exchange of notes of $0.3 million. Similarly, the Company valued the SPA Warrants issued in 2023 at $1.6 million and the value of the SPA Warrants issued in the exchange in 2024 at $2.0 million, resulting in a loss on exchange of notes of $0.4 million. The Company has recorded a net loss on exchange of notes of $0.1 million as other income (expense) on its consolidated statement of operations for the fiscal year ended December 31, 2024. At December 31, 2024, the principal amount outstanding under the 2024 Convertible Note was $13.3 million.

As part of the agreement, Chirinjeev Kathuria, the Company’s Chairman, and Poseidon Bio, LLC, an entity controlled by Dr. Kathuria, also agreed to grant a proxy on all of their shares of the Company’s common stock to an independent third party, to vote them as that party sees fit, until such time as the Notes are paid in full.

As of December 31, 2024, the Company is in default of its obligations with respect to Ayrton LLC as a result of, among other things, its delinquent SEC filings.

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

Heller v. Ocean Biomedical, Inc. et al.:

On May 23, 2023, Jonathan Heller (“Heller”) filed a civil action against the Company, Poseidon Bio LLC, Dr. Chirinjeev Kathuria and Elizabeth Ng (collectively, the “Defendants”) in the District Court of Rhode Island. Heller has asserted claims alleging that he is entitled to earned salary and various other payments following his resignation from the Company. On July 27, 2023, Defendants filed their Answer and Affirmative Defenses. On September 3, 2024, Defendants filed a Motion to Dismiss numerous Counts included in the claims on the grounds that the Counts fail to state a claim upon which relief may be granted. If successful, this Motion would remove Dr. Kathuria and Ms. Ng as named defendants and will reduce the number of claims against the Company to three. The Court has not provided a hearing date for this Motion. The Company has concluded that a loss is probable and has recorded a liability of $0.5 million as of December 31, 2023 and 2024 within accounts payable and accrued expenses on the consolidated balance sheets.

IPFS Corporation v. Ocean Biomedical, Inc.

On January 4, 2024, IPFS Corporation (“IPFS”) filed an action against the Company in the U.S. District Court for the District of Delaware. IPFS claims amounts owed relating to financing provided to Aesther Healthcare Acquisition Corp for commercial insurance premiums in 2022, after the August 31, 2022 Merger Agreement but prior to closing of the Business Combination. IPFS filed a motion for a default judgment on February 16, 2024. Two default judgments have been entered in favor of IPFS; one entered April 19, 2024 related to the principal amount of $0.1 million and the other entered on May 21, 2024 related to costs and attorneys’ fees incurred in the amount of $0.03 million. Both judgments accrue interest until paid. The Company has concluded that a loss is probable and has recorded a liability of $0.1 million as of December 31, 2023 and 2024 within accounts payable and accrued expenses on the consolidated balance sheets.

Entoro Securities LLC v. Ocean Biomedical, Inc.

In June 2024, Entoro Securities LLC (“Entoro”) filed an action against the Company in the Superior Court of Delaware. Entoro claims that its subcontractor introduced the Company to Aesther Healthcare Acquisition Corp. and claims that the Company is obligated to pay Entoro a finder’s fee as a result of the Business Combination. Entoro seeks a finder’s fee in the amount of $2 million and 4,750,000 shares of the Company’s common stock. Discovery is underway. Based on the Company’s investigation to date, the Company does not believe the allegations in the Complaint have merit. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of December 31, 2023 and 2024.

Meteora Special Opportunity Fund I, LP, et al. v. Ocean Biomedical, Inc.

On May 22, 2024, Meteora Special Opportunity Fund I, LP, et al. (comprised of Meteora Special Opportunity Fund I, LP; Meteora Capital Partners, LP; and Meteora Select Trading Opportunities Master, LP, together “the Plaintiffs”), filed an action against the Company in the Supreme Court of the State of New York, New York County. The Plaintiffs claim that the Seller VWAP Triggering Event related to the Backstop Agreement as described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies and Note 3, Business Combination and Backstop Agreement, occurred on November 3, 2023 when the Company’s stock price traded below $4.00 per share for 30 of the preceding 45 trading days. The Plaintiffs set a Maturity Date for February 2024, at which time the Plaintiffs allege the entire Maturity Consideration became due and owed to the Plaintiffs in the amount of $6.3 million. The Company filed its opposition to the motion on September 6, 2024 and cross-moved for an extension of its time to answer or otherwise respond to the Complaint. Discussions with the Plaintiffs and the Court are on-going. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of December 31, 2023 and 2024.

Leases

As of December 31, 2023 and 2024, the Company is not a party to any leasing agreements.

License Fees

The Company has entered into license agreements with its academic research institution partners. Under these license agreements, the Company is required to make annual fixed license maintenance fee payments. The Company is also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license and collaboration agreements are contingent upon future events such as achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, the Company has not included these fees in the consolidated balance sheets as of December 31, 2024 and 2023.

For further discussion on license fees recorded during the period, refer to Note 13, License and Manufacturing Agreements.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50 million. As of December 31, 2024 and 2023, we have contingent compensation and bonuses in the amount of $16.2 million and $12.4 million, respectively, to certain members of senior management.

As of December 31, 2024 and 2023, we also have $1.0 million of contingent vendor payments, which are also contingently payable based only upon our first cumulative capital raise of at least $50 million.

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

9. Equity

Common Stock

The holders of common stock of the Company are entitled to dividends when and if declared by the board of directors. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. As of December 31, 2024 and 2023, the Company had 300.0 million authorized shares with a par value of $0.0001 per share.

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

The Company received a notice (the “Notice”) on April 18, 2024, from the Nasdaq Listing Qualifications Department (“Nasdaq”) indicating that the Company remains in non-compliance with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic reports with the SEC. On May 22, 2024, August 19, 2024 and November 18, 2024, the Company received similar notices with regard to its Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively.

The Notices will have no immediate effect on the listing or trading of the Company’s common stock, although there can be no assurances that further delays will not have an impact on the listing or trading of the Company’s common stock. The Company submitted a revised plan to regain compliance with respect to the filing requirement, and the Company filed the delinquent Form 10-K on November 25, 2024 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024 on December 23, 2024.

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

Prior to the 2024 amendment to the Contribution Agreement, the investment in Virion was accounted for as an equity method investment under ASC 323 as the Company had significant influence over the investee. For the fiscal year ended December 31, 2023, Virion incurred a net loss of approximately $6.8 million. The Company recorded its share of this loss of approximately $0.8 million for its prorated share of the net loss from the date of initial contribution agreement thru December 31, 2023. For the nine months ended September 30, 2024, the Company decreased the liability for the post-closing true-up by $0.2 million and reflected a gain of $0.2 million for the change in the fair value of the Virion Contribution Liability in other income (expense) on its condensed consolidated statement of operations.

Based upon the terms of the 2024 amendment to the Contribution Agreement, the Company no longer had significant influence over the investee. As a result, the investment in Virion is accounted for under the cost method effective with the ratification of the 2024 amendment to the Contribution Agreement and the remaining liability for the post-closing true-up under the Contribution Agreement was reduced to zero and is reflected in other income (expense) on the Company’s consolidated statement of operations for the fiscal year ended December 31, 2024.

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

The stock-based compensation expense recorded for the fiscal years ended December 31, 2024 and 2023 was $0.7 million and $0.6 million, respectively, and was recorded within general and administrative expense in the Company’s consolidated statements of operations, as discussed below.

The following table summarizes stock option activity during the fiscal year ended December 31, 2024:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	—	$—	—	—
Options granted	600,000	10.00	2.1	—
Options cancelled or forfeited	—	—	—	—
Outstanding at December 31, 2023	600,000	10.00	2.1	—
Options granted	—	—	—	—
Options cancelled or forfeited	—	—	—	—
Outstanding at December 31, 2024	600,000	$10.00	1.2	—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of December 31, 2024 and the exercise price of the stock options. As of December 31, 2024, the total unrecognized compensation related to unvested stock option awards granted was $0.9 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years. No stock options were exercised during the period.

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

The Board has discretion to amend the ESPP to any extent and in any manner it may deem advisable, provided that any amendment that would be treated as the adoption of a new plan for purposes of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) will require stockholder approval. The Board may suspend or terminate the ESPP at any time. No purchases were made as of December 31, 2024 and 2023.

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

These profit interests grants to the Company’s controlling shareholder were deemed to be transactions incurred by the shareholder and within the scope of ASC 718, Stock Compensation. As a result, the related transactions by the shareholder were pushed down into the Company’s consolidated financial statements. As of December 31, 2024 and 2023, Legacy Ocean’s founder held 100% of the voting power and 68% of the equity interests in Poseidon.

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

Stock-based compensation for the years ended December 31, 2024 and 2023 consisted of costs related to (i) stock options granted to non-employee directors in the first quarter of 2023 and (ii) warrants issued to advisors and consultants, as discussed below.

The stock-based compensation allocation was based upon the grantees’ vested interests and the amount of time spent in their respective operating department. The following table summarizes the allocation of stock-based compensation for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
General and administrative expense (1)	$745	$1,205
Total stock-based compensation expense	$745	$1,205

(1)	In March 2023, the Company issued warrants to advisors and consultants as discussed below in Note 10, Warrants, which resulted in $0.6 million of stock-based compensation expense in 2023. Refer to discussion below for further detail. Also included in general and administrative expense is the stock-based compensation expense for the options awards to non-employee directors as discussed above.

10. Warrants

As of December 31, 2024 and 2023, the following warrants to purchase common stock were outstanding:

	December 31, 2024
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2023	426,427	$8.06	(2)	3/8/2026
Second Street Capital (1)	February 2023	85,285	$8.06	Equity-classified	4/22/2026
Second Street Capital (1)	February 2023	102,342	$7.47	Equity-classified	9/30/2026
Second Street Capital	February 2023	75,000	$10.34	Equity-classified	2/15/2028
Second Street Capital	March 2023	200,000	$10.34	Equity-classified	3/29/2028
Second Street Capital	March 2023	150,000	$11.50	Equity-classified	3/31/2028
McKra Investments warrant	March 2023	200,000	$10.34	Equity-classified	3/28/2028
Special Forces F9 warrant	March 2023	150,000	$11.50	Equity-classified	3/7/2028
Public Warrants	(4)	5,250,000	$11.50	Equity-classified	2/14/2028
Private Warrants	(4)	5,411,000	$11.50	Equity-classified	2/14/2028
SPA Warrant A (3)	July 2024	552,141	$1.50	Liability-classified	5/25/2028
SPA Warrant B (3)	July 2024	1,332,806	$5.00	Liability-classified	5/25/2028
		13,935,001

	December 31, 2023
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2023	426,427	$8.06	(2)	3/8/2026
Second Street Capital (1)	February 2023	85,285	$8.06	Equity-classified	4/22/2026
Second Street Capital (1)	February 2023	102,342	$7.47	Equity-classified	9/30/2026
Second Street Capital	February 2023	75,000	$10.34	Equity-classified	2/15/2028
Second Street Capital	March 2023	200,000	$10.34	Equity-classified	3/29/2028
Second Street Capital	March 2023	150,000	$11.50	Equity-classified	3/31/2028
McKra Investments warrant	March 2023	200,000	$10.34	Equity-classified	3/28/2028
Special Forces F9 warrant	March 2023	150,000	$11.50	Equity-classified	3/7/2028
Public Warrants	(4)	5,250,000	$11.50	Equity-classified	2/14/2028
Private Warrants	(4)	5,411,000	$11.50	Equity-classified	2/14/2028
SPA Warrant (3)	May 2023	552,141	$1.50	Liability-classified	5/25/2028
		12,602,195

(1)	Upon Closing, and as discussed in Note 3, Business Combination and Backstop Agreement, Second Street Capital’s warrants issued from Legacy Ocean in 2022 were terminated in exchange for the Converted Ocean Warrants.

(2)	The Legacy Ocean warrant issued in February 2022 was issued with the right to put the warrant in exchange for a payment of $250,000. At the time of issuance, these warrants were recorded as a liability and as Second Street Capital had the intention to exercise the put option in the near-term, the Company determined that recording the liability at its fair value of $250,000 was appropriate.

(3)	For further detail on the SPA Warrant, refer to Note 7, Senior Secured Convertible Notes.

(4)	For further detail on the Public Warrants and Private Warrants, refer to the “Public and Private Warrants” discussion below.

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

Second Street Warrants

In connection with the Second Street Loans discussed in Note 6, Short-Term Loan Agreements, the Company issued a total of eight warrants exercisable to purchase an aggregate of 1,039,054 shares of its common stock to Second Street Capital (including the Converted Ocean Warrants, as discussed above). During the fiscal year ended December 31, 2023, the Company recognized $1.5 million in other income (expense) in its consolidated statements of operations to record the issuance of warrants based on the estimated fair value of the awards on the date of grant.

The warrant issued in connection with the March Second Street Loan, exercisable for 200,000 shares of the Company’s common stock, was treated as a debt discount and the respective fair value is being amortized over the life of the term of the loan. For those warrants issued in exchange for maturity extensions, the Company concluded that they met the accounting requirements for debt extinguishments and as such the fair values of the warrants, as well as related fees, were recorded in full to other income/(expense) in the period of issuance, with the offset to additional paid-in capital. As of December 31, 2024, all of the warrants remain outstanding.

McKra Investments III Warrant

In connection with the McKra Loan, discussed in Note 6, Short-Term Loan Agreements, the Company issued a warrant exercisable to purchase 200,000 shares of its common stock. The warrant is being treated as a debt discount and the fair value is being amortized over the life of the term of the warrant. During the fiscal year ended December 31, 2023, the Company recognized $0.8 million in other income (expense) in its consolidated statements of operations based on the estimated fair value of the awards on the date of grant. As of December 31, 2024, the warrant remains outstanding.

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

In the first quarter of 2023, the full amount of the $0.6 million of the fair value of the warrant was recognized since the warrant was fully vested upon issuance. The fair value was recorded as stock-based compensation within general and administrative expense on the Company’s consolidated statements of operations. As of December 31, 2024, the warrant remains outstanding.

SPA Warrant

In connection with the Ayrton Convertible Note Financing, the Company issued to an accredited investor a warrant exercisable for 552,141 shares of its common stock at an exercise price of $1.50, as well as a warrant exercisable for 1,332,806 shares of its common stock at an exercise price of $5.00. Refer to Note 7, Senior Secured Convertible Notes, for further detail.

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

Additional Share Consideration

In connection with a Marketing Services Agreement, dated March 7, 2023, between the Company and Outside The Box Capital (“OTBC”), the Company issued to OTBC 13,257 shares of its common stock as consideration, pursuant to the Marketing Services Agreement, in the second quarter of 2023. The fair value of this stock issuance of $0.1 million was recorded within other income/(expense) in the Company’s consolidated statements of operations for the fiscal year ended December 31, 2023.

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

The net loss per share for the basic and diluted earnings calculations for the fiscal years ended December 31, 2024 and 2023 is as follows (in thousands, except share and per share data):

	2024	2023
Numerator:
Net loss	$(9,480)	$(114,466)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	27,502,537	26,292,438
Net loss per common share, basic and diluted	$(0.34)	$(4.35)

As noted above, the following securities were excluded from the computation of diluted loss per share in the periods presented, as their effect would be anti-dilutive:

	2024	2023
Stock options	600,000	600,000
Warrants to purchase common stock	13,935,001	12,602,195

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

	For the Year Ended
	December 31, 2024	December 31, 2023

Statutory federal income tax rate	21.0%	21.0%
Permanent items	(5.4)%	(18.7)%
Change in valuation allowance	(15.6)%	(2.3)%
Income tax provision (benefit)	0.0%	0.0%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating losses, tax credit carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2024 and 2023, the Company’s deferred tax assets are the tax effects of amortization of organization and start-up costs, U.S. federal and state NOL carryforwards, and stock-based compensation.

The significant components of the net deferred tax assets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Organization and start-up costs	$38	$42
Net operating loss carryforwards	7,642	5,962
Stock-based compensation	14,884	14,728
R&D tax credits	28	28
Total deferred income tax assets	22,592	20,760
Valuation allowance	(22,592)	(20,760)
Deferred tax asset, net of allowance	$—	$—

The Company may be entitled to claim additional federal and state income tax credits for its 2023 and 2024 R&D activities, but these amounts have not yet been determined. Any R&D Credits generated by the Company in 2023 and 2024 would result in an additional deferred tax asset that would be subject to a full valuation allowance. Future changes in ownership may limit the utilization of net operating loss carryforwards and R&D Credits due to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar provisions.

The Company has non-capital losses of $28.8 million as of December 31, 2024, which can be used to offset future taxable income and are due to expire in the following years:

Amount
2040	$1,632
2041	5,812
2042	3,924
2043	11,104
2044	6,329
Total	$28,801

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2024 and 2023, a full valuation allowance of $22.6 million and $20.8 million, respectively, have been recorded, as it is more likely than not that none of the deferred tax assets will be realized.

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

For each of the Initial Brown License Agreements, as amended, the Company is required to pay Elkurt (i) a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021 until paid and (ii) an annual license maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 on January 1, 2028. In addition, upon successful commercialization, the Company is required to pay Elkurt (i) between 0.5% to 1.5% of net sales based on the terms of each of the Initial Brown License Agreements and (ii) 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or nonroyalty sublicense income) shall be reduced by 50%. For the fiscal years ended December 31, 2024 and 2023, the Company recorded annual license maintenance fees of $15,000 and $12,000, respectively. For the fiscal year ended December 31, 2023, the Company recorded one-time license fees of $0.3 million.

The Company is also required to pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an Investigational New Drug Application (“IND”), or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. The Company is also responsible for reimbursement of patent costs. The Company records reimbursement of patent costs as general and administrative costs in the consolidated statements of operations as incurred. For the fiscal years ended December 31, 2024 and 2023, the Company incurred reimbursed patent costs expenses to Brown University in the amount of $0.1 million in each year. As of December 31, 2024 and 2023, the Company reflected a balance due of $0.1 million in accrued expenses – related parties on its consolidated balance sheet.

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

Refer to Note 14, Related Party Transactions, for further detail on the Company’s relationship to Elkurt.

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

Upon successful commercialization, under the terms of the agreement, the Company is also required to pay Elkurt (i) 1.5% of net sales and (ii) 25% of all nonroyalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or nonroyalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company is also required to pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. For the years ended December 31, 2024 and 2023, the Company has incurred reimbursed patent costs expenses to Rhode Island Hospital in the amount of $0.1 million each year. As of December 31, 2024 and 2023, the Company reflected a balance due of $0.1 million and $0.2 million, respectively, in accrued expenses – related parties on its consolidated balance sheet.

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

Refer to Note 14, Related Party Transactions, for further detail on the Company’s relationship to Elkurt.

Development and Manufacturing Services Agreement

In December 2020, the Company entered into a Development and Manufacturing Services Agreement with Lonza AG and affiliate Lonza Sales AG (“Lonza”). The Company engaged Lonza pursuant to the development and manufacture of certain products and services along with the assistance in developing the product OCX-253. The agreement outlines the pricing for services and raw materials as incurred and payment terms. For the fiscal years ended December 31, 2024 and 2023, the Company has incurred expenses under this agreement of $8 thousand and $0.2 million, respectively. These costs are reflected in research and development costs on the Company’s consolidated statement of operations.

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

14. Related Party Transactions

License Agreements with Elkurt, Inc.

Elkurt/Brown Licenses

The Company is party to the License Agreements between Elkurt and Brown and the License Agreements between Elkurt and Rhode Island Hospital (see Note 13 Licensing and Manufacturing Agreements above). Elkurt is a company formed by the Company’s scientific co-founders Jack A. Elias, M.D., former Dean of Medicine and current Special Advisor for Health Affairs to Brown University, and Jonathan Kurtis, M.D., PhD, Chair of the Department of Pathology and Laboratory Medicine at Brown University. Dr. Elias and Dr. Kurtis are members of the Company’s Board.

Transactions with Legacy Ocean’s Founder and Executive Chairman

The Legacy Ocean founder and executive chairman had paid certain expenses on behalf of the Company. He is reimbursed when the Company has sufficient working capital to do so. As of December 31, 2024 and 2023, the amount due for these expenses was $0.1 million. These amounts were recorded as accrued expenses – related party on the consolidated balance sheets.

Transactions with Chief Accounting Officer

The Company’s former Chief Accounting Officer previously provided consulting services to the Company with RJS Consulting, LLC, his wholly owned limited liability company through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of December 31, 2024 and 2023, the Company owed RJS Consulting, LLC $0.2 million. The amounts were recorded as accounts payable on the consolidated balance sheets.

15. Segment Reporting

We operate and manage the business as one reportable and operating segment, which is the business of discovering and developing therapeutic products in oncology, fibrosis, infectious diseases and inflammation. Our chief executive officer, who is the chief operating decision maker, or CODM, reviews financial information on an aggregate basis for allocating and evaluating financial performance.

16. Subsequent Events

The Company has evaluated subsequent events through April 8, 2025, the date that these consolidated financial statements were issued. Except for the matters disclosed below, no additional subsequent events have occurred that would require recognition or disclosure in these consolidated financial statements.

2024 Convertible Notes

On January 13, 2025, the Company issued 3,844,466 restricted shares in accordance with the July 23, 2024 amendment and restatement of its 2023 Convertible Notes in settlement of all past defaults and penalties, subject to a leak out of 15% of daily trading value unless the sales price of such shares is above $5.00 per share.

In January 2025, the Company issued 1,332,806 shares to its investor in the 2024 Convertible Notes in connection with the exercise of the SPA Warrants issued in the amendment and exchange agreement.

During the first quarter of fiscal year 2025, the investor converted $13.7 million related to the 2024 Convertible Notes into 125,964,905 shares. The $13.7 million consisted of $11.6 million of aggregate principal amount of the 2024 Convertible Notes, $0.4 million of accrued interest on the 2024 Convertible Notes and $1.7 million of redemption premium.

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

April 8, 2025	Ocean Biomedical, Inc.

	By:	/s/ Chirinjeev Kathuria
	Name:	Chirinjeev Kathuria
	Title:	Chairman of the Board
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Chirinjeev Kathuria and Jolie Kahn, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chirinjeev Kathuria	Director and Chairman of the Board	April 8, 2025
Chirinjeev Kathuria	(Principal Executive Officer)

/s/ Jolie Kahn	Chief Financial Officer	April 8, 2025
Jolie Kahn	(Principal Financial Officer)

/s/ Elizabeth Ng	Director	April 8, 2025
Elizabeth Ng

/s/ Jonathan Kurtis	Director	April 8, 2025
Jonathan Kurtis

/s/ Michael L. Peterson	Director	April 8, 2025
Michael L. Peterson

