Form 10-Q
period 2025-03-31
Ocean Biomedical, Inc.
filed 2025-05-15
CIK 1869974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, the registrant had 166,010,805 shares of common stock outstanding and as of May 15, 2025, there are 232,365,143 shares of common stock outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors including those below in this Report under the caption “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2024, under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” These factors and the other risk factors described in our periodic and current reports filed with the U.S. Securities and Exchange Commission (“SEC”) from time to time, however, are not necessarily all of the important factors that could cause our actual results, performance, or achievements to differ materially from those expressed in or implied by any of our forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Restricted cash	777	224
Prepaid expenses	715	588
Total current assets	1,492	812
Investment in Virion	90	90
TOTAL ASSETS	$1,582	$902

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,387	$15,899
Accrued expenses – related party	633	601
Short-term loans, net of issuance costs	9,350	16,300
SPA Warrant	198	1,089
Total current liabilities	26,568	33,889
NONCURRENT LIABILITIES
Fixed maturity consideration	6,002	5,573
Backstop put option liability	61,411	59,056
Total liabilities	93,981	98,518
STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2025, and December 31, 2024, respectively,166,010,805 and 34,868,628 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	-	-
Additional paid-in capital	121,376	107,919
Accumulated deficit	(213,775)	(205,535)
Total stockholders’ deficit	(92,399)	(97,616)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,582	$902

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2025	2024
OPERATING EXPENSES:
Research and development	$18	$26
General and administrative	940	569
Total operating expenses	958	595
OPERATING LOSS	(958)	(595)
OTHER INCOME (EXPENSE)
Change in fair value of 2023 Convertible Note, SPA Warrant and Ayrton Note Purchase Option	269	(1,005)
Gain (loss) in connection with Backstop Put Option Liability and Fixed Maturity Consideration	(2,785)	15,287
Change in fair value of stock obligations	-	(150)
Transaction costs	(73)	-
Loss on issuance of shares	(2,614)	-
Interest expense, including amortization of debt issuance costs	(343)	(637)
Net loss attributable to equity interest in Virion	-	(2,245)
Change in fair value of Virion Contribution Liability	-	2,344
Redemption premium on debt conversion	(1,736)	-
Total other (expense) income	(7,282)	13,594
NET (LOSS) INCOME	$(8,240)	$12,999

Weighted average shares outstanding, basic and diluted	91,024,268	27,344,486
Net (loss) income per share, basic and diluted	$(0.09)	$0.48

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands)

(unaudited)

For the Three Months Ended March 31, 2025

			Additional		Total
	Common		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2024	35,468,628	$-	$107,919	$(205,535)	$(97,616)
Net loss	-	-		(8,240)	(8,240)
Stock-based compensation	-	-	186	-	186
Issuance of common stock related to amended and restated convertible note	3,844,466	-	2,614	-	2,614
Issuance of common stock for conversion of convertible debt	125,964,905	-	9,900	-	9,900
Issuance of common stock for exercise of warrants	1,332,806	-	757	-	757
Balances at March 31, 2025	166,610,805	$-	$121,376	$(213,775)	$(92,399)

For the Three Months Ended March 31, 2024

			Additional		Total
	Common		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2023	35,249,046	$-	$105,292	$(196,055)	$(90,763)
Net loss	-	-		12,999	12,999
Stock-based compensation	-	-	186		186
Issuance of common stock	169,582	-	1,795		1,795
Balances at March 31, 2024	35,418,628	$-	$107,273	$(183,056)	$(75,783)

See accompanying notes to the unaudited condensed consolidated financial statements

OCEAN BIOMEDICAL, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,240)	$12,999
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash debt issuance costs	73	-
Redemption premium on conversion of notes	1,736	-
Stock-based compensation	186	186
Loss on issuance of shares	2,614	-
Change in fair value of stock obligations	-	150
Loss in connection with Backstop Put Option Liability and Fixed Maturity Consideration	2,785	(15,287)
Net loss attributable to equity interest in Virion	-	2,245
Change in fair value of Virion Contribution Liability	-	(2,344)
Change in fair value of 2023 Convertible Note, SPA Warrant, and the Ayrton Note Purchase Option	(269)	1,005
Changes in assets and liabilities:
Prepaid expenses	(127)	(175)
Accounts payable and accrued expenses	854	766
Accrued expenses - related party	32	(30)
Net cash used in operating activities	(356)	(485)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loans, net of issuance costs	909	-
Net cash provided by financing activities	909	-
Total change in cash and restricted cash	553	(485)
Cash and restricted cash at beginning of period	224	1,004
Cash and restricted cash at end of period	$777	$519

Supplemental disclosure of non-cash financing activities:
Offering costs not yet paid	$-	$2,048
Non-cash stock issuances	$10,657	$-
Common stock issued in consideration for extension of loans	$-	$13,953

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

Business Combination

On February 14, 2023, Aesther Healthcare Acquisition Corp. (“AHAC”) completed the acquisition of Ocean Biomedical Holdings, Inc. (“Legacy Ocean”) pursuant to a definitive agreement, as amended (the “Business Combination Agreement”). Upon closing this agreement, AHAC changed its name from “Aesther Healthcare Acquisition Corp.” to “Ocean Biomedical, Inc.” and is referred to herein as “the Company.” Unless context otherwise requires, the reference to “AHAC” refers to the Company prior to Closing.

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

The Company had no cash inflows from operating activities for the three months ended March 31, 2025. As of March 31, 2025, the Company had no cash, restricted cash of $0.8 million, and a working capital deficiency of $25.1 million. The Company’s current operating plan indicates it will continue to incur losses from operations and generate negative cash flows from operating activities, given anticipated expenditures related to research and development activities and its lack of revenue generating ability at this point in the Company’s lifecycle. These events and conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company will need to raise additional funds in order to advance its research and development programs, operate its business, and meet its current and future obligations as they come due. Based on the Company’s current operational plans and assumptions, which may not be realized, the Company expects to use the net proceeds from the Backstop Agreement (as defined in Note 3, Business Combination and Backstop Agreement) and future debt and equity financings, including possibly under the SPA entered into in May 2023 (as defined in Note 7, Senior Secured Convertible Notes), as well as further deferrals of certain of its accrued expenses and contingency payments due upon the closing of future financings to fund operations. However, the Company’s ability to utilize certain of its in-place financing arrangements, such as the Backstop Agreement, or execute on new sources of liquidity are dependent on various factors outside of the Company’s control, including market conditions and the performance of the Company’s common stock.

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

Impacts of Market Conditions on Our Business

Disruption of global financial markets and a recession or market correction, including the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, the effects of Hamas’ attack of Israel and the ensuing war, and other global macroeconomic factors such as inflation and rising interest rates, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially adversely affect the Company’s business and the value of its common stock.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. A description of the Company’s significant accounting policies is included in the Company’s audited consolidated financial statements as of December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on April 8, 2025.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all intercompany accounts and transactions. The subsidiaries were formed to organize the Company’s therapeutic programs in order to optimize multiple commercialization options and to maximize each program’s value.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of these financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, as applicable, including those related to the fair values of the Company’s common stock and related stock-based compensation and the valuation of (i) the Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below) and (ii) the 2024 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option (each as defined in Note 7, Senior Secured Convertible Notes). The Company bases its estimates using Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had no cash or cash equivalents as of March 31, 2025 and December 31, 2024.

Restricted Cash

The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use. Restricted cash as of March 31, 2025 and December 31,2024 was $0.8 million and $0.2 million, respectively, consisting of the portion of proceeds received from the 2024 Convertible Note, as defined in Note 7, Senior Secured Convertible Notes, that is being held in an escrow account.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including the development of product candidates. Research and development costs are expensed as incurred. For the three months ended March 31, 2025 and 2024, research and development expenses consist of expenses incurred for initial license fees, annual maintenance license fees, and services agreements. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred.

Income Taxes and Tax Credits

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, and net operating loss (“NOL”) carryforwards and research and development tax credit (“R&D Credit”) carryforwards. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. There is no provision for income taxes because the Company has incurred operating losses and capitalized certain items for income tax purposes since its inception and maintains a full valuation allowance against its net deferred tax assets. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made. The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of March 31, 2025 and December 31, 2024, the Company had no liability for income tax associated with uncertain tax positions.

Net (Loss) Income Per Share

Net (loss) income per share is computed by dividing net (loss) income attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and, if dilutive, the weighted-average number of potential shares of common stock. For the purposes of the diluted net loss per share calculation, common stock warrants, common stock options outstanding, and contingently issuable Earnout Shares (as defined in Note 3, Business Combination and Backstop Agreement) are considered to be potentially anti-dilutive securities for all periods presented, and as a result, diluted net loss per share is the same as basic net loss per share for those periods.

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

The Company’s Backstop Put Option Liability and Fixed Maturity Consideration (both as defined below), 2024 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option, (each as defined and discussed in Note 7, Senior Secured Convertible Notes), are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above (see Note 4, Fair Value Measurements). The carrying values of restricted cash, accounts payable, accrued expenses, and short-term loans approximate their fair values due to the short-term nature of these liabilities.

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

For further information regarding the Backstop Agreement, refer to Note 3, Business Combination and Backstop Agreement.

Backstop Put Option Liability and Fixed Maturity Consideration

The Backstop Agreement consists of two financial instruments that are accounted for as follows:

(i)	The in-substance written put option which is recorded in the Company’s condensed consolidated financial statements as the “Backstop Put Option Liability” and treated as a derivative liability recorded at fair value with changes in fair value recognized in net (loss) income. The Company measures the fair value of the Backstop Put Option Liability on a recurring basis, with any fair value adjustment recorded within other income (expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

(ii)	The “Fixed Maturity Consideration” representing the 8,000,000 in maximum shares less the 4,885,466 Backstop Shares multiplied by $2.50. The Company has elected to measure the Fixed Maturity Consideration using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. The Company measures the fair value of the Fixed Maturity Consideration on a recurring basis, with any fair value adjustment recorded within other income (expense) in the condensed consolidated statements of operations. Refer to Note 4, Fair Value Measurements, for further detail.

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

The Company is also a “smaller reporting company” and may continue to be a smaller reporting company if either (i) the market value of the stock held by non-affiliates is less than $250 million or (ii) the Company’s annual revenue was less than $100 million during the most recently completed fiscal year and the market value of the Company’s stock held by non-affiliates is less than $700 million. If the Company is a smaller reporting company at the time that it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K (which is what the Company has chosen to present) and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Deferred Underwriting Commissions

At Closing, the underwriters for AHAC’s initial public offering (“IPO”) agreed to defer payment of $3.2 million of deferred underwriting discounts otherwise due to them until November 14, 2023, pursuant to the terms of a promissory note (the “Underwriter Promissory Note”). The deferred amounts bear interest at 9% per annum and 24% per annum following an event of default under the promissory note. The Company has a right to pay up to fifty percent (50%) of the principal and interest due on this promissory note using the common stock of the Company at a price per share of $10.56. The remaining fifty percent (50%) of the principal and interest due on this promissory note must be paid in cash. The Company recorded $0.1 million and $36 thousand of interest expense on the outstanding balance in the Company’s condensed consolidated financial statements for the fiscal quarters ended March 31, 2024, and 2023, respectively.

On March 4, 2024, the Company converted the convertible portion of the Underwriter Promissory Note into 169,582 restricted shares of its common stock at the conversion price of $10.56. The principal amount converted was $1.6 million, plus $0.2 million of accrued interest thereon. As of March 31, 2024, the Company had not repaid any of the remaining principal balance of $1.6 million, which is recorded as a short-term loan in the condensed consolidated balance sheets.

On November 13, 2024, the Company received a notice of default with regard to its 2023 promissory note with EF Hutton, which alleges that $2.1 million is due under the promissory note, consisting of the unpaid principal balance of $1.6 million, plus accrued and unpaid interest of $0.5 million.

4. Fair Value Measurements

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of March 31, 2025:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(61,411)	$(61,411)
Fixed Maturity Consideration	-	-	(6,002)	(6,002)
2024 Convertible Note (1)	-	-	(4,425)	(4,425)
SPA Warrant	-	-	(198)	(198)
Ayrton Note Purchase Option	-	-	-	-
Total financial liabilities	$-	$-	$(72,036)	$(72,036)

(1)	Refer to Note 6, Short-Term Loan Agreements, for a reconciliation of the fair value of the 2023 Convertible Note to the total short-term loans, net of issuance costs in the Company’s condensed consolidated balance sheets.

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of December 31, 2024:

	Fair Value Hierarchy
(in thousands)	Level 1	Level 2	Level 3	Total
Financial liabilities:
Backstop Put Option Liability	$-	$-	$(59,056)	$(59,056)
Fixed Maturity Consideration	-	-	(5,753)	(5,573)
2024 Convertible Note (1)	-	-	(11,375)	(11,375)
SPA Warrant	-	-	(1,089)	(1,089)
Ayrton Note Purchase Option	-	-	-	-
Total financial liabilities	$-	$-	$(77,093)	$(77,093)

(1)	Refer to Note 6, Short-Term Loan Agreements, for a reconciliation of the fair value of the 2024 Convertible Note to the total short-term loans, net of issuance costs in the Company’s condensed consolidated balance sheets.

During the three months ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2, and Level 3.

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

Backstop Put Option Liability and Fixed Maturity Consideration	Estimated volatility	Expected future stock price	Risk-free rate
March 31, 2025	130.0%	$0.03 - 0.05	4.08%
March 31, 2024	137.5%	$1.95 – $13.93	4.80%

Valuation of the 2024Convertible Note and SPA Warrant

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

The following table summarizes some of the significant inputs and assumptions used in the Monte-Carlo simulation:

	Estimated volatility	Range of probabilities	Risk-free rate
2023 Convertible Note	100.0%	0%-65%	4.35%
SPA Warrant	130.0%	0%-65%	3.90%

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

The following table provides a roll forward of the aggregate fair values of the Company’s Fixed Maturity Consideration, Backstop Put Option Liability, the 2023 Convertible Note, SPA Warrant, and Ayrton Note Purchase Option for which fair value is determined using Level 3 inputs:

Level 3 Rollforward (in thousands)	Backstop Put Option Liability	Fixed Maturity Consideration	2023 Convertible Note	SPA Warrant	Ayrton Note Purchase Option
Balance as of December 31, 2023	$(58,523)	$(4,123)	$(5,618)	$(764)	$-
Changes in fair value	15,608	(321)	686	(1,690)	-
Balance as of March 31, 2024	$(42,915)	$(4,444)	$(4,932)	$(2,454)	$-

Level 3 Rollforward (in thousands)	Backstop Put Option Liability	Fixed Maturity Consideration	2023/2024 Convertible Notes	SPA Warrant	Ayrton Note Purchase Option
Balances as of December 31, 2024	$(59,056)	$(5,573)	$(11,375)	$(1,089)	$-
Additional Notes issued			(982)
Conversion to common stock			7,796	757
Changes in fair value	(2,355)	(429)	136	134
Balance as of March 31, 2025	$(61,411)	$(6,002)	$(4,425)	$(198)	$-

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses:
Accounting and legal fees	$11,326	$10,997
Vendor fees	3,452	3,459
Research and development	645	645
Other	964	799
Total accounts payable and accrued expenses	$16,387	$15,899

6. Loan Agreements

Short-term Loan Agreements

As of March 31, 2025 and December 31, 2024, the Company had the following short-term loan balances:

(in thousands)	March 31, 2025	December 31, 2024
Short-term loans:
Second Street Loan	$600	$600
Second Street Loan 2	400	400
March Second Street Loan	700	700
McKra Loan	1,000	1,000
Underwriter Promissory Note	1,575	1,575
2023 Convertible Note	4,425	11,375
Poseidon Demand Note	650	650
Short-term loans, net of issuance costs	$9,350	$16,300

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

Second Street Capital Loans – Interest Expense

During each of the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million of interest expense on the Second Street Loans, respectively.

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

During each of the three months ended March 31, 2025, and 2024, the Company recognized $38 thousand of interest expense on the McKra Loan, respectively.

Poseidon Demand Note

On October 2, 2023, the Company issued a demand promissory note to its largest stockholder and related party, Poseidon Bio, LLC (“Poseidon”) for $0.7 million (the”Poseidon Demand Note”). The entire principal amount of the Poseidon Demand Note will be due and payable in full on demand, or on such earlier date the principal amount may become due and payable pursuant to certain triggering events (the “Maturity Date”). Interest accrues on the unpaid principal amount of the Poseidon Demand Note at a rate of 5% per annum and is payable on the Maturity Date. During each of the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $8 thousand on the Poseidon Demand Note, which is reflected in other income (expense) in the condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024.

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

In addition to the liabilities recorded for the 2023 Convertible Note and the SPA Warrant, the Company also recorded a liability for the purchase option within the SPA in favor of the investor (the “Ayrton Note Purchase Option”), which gives the investor, at its option through 2025, the right to purchase from the Company additional Notes (up to the sum of the aggregate principal amount) at one or more additional closings. The initial recognition of this liability was measured at fair value utilizing the Black-Scholes Merton model and the fair value of $0.5 million was recorded to other income (expense) on the condensed consolidated statements of operations. The liability is recorded within current liabilities on the Company’s consolidated balance sheet as of March 31, 2025 and December 31, 2024. The liability is remeasured at each reporting period and the Company records any changes to fair value as necessary. As of March 31, 2025 and December 31, 2024, it was determined that the fair value of the Ayrton Note Purchase Option was zero.

The Company issued 39,650 shares of its common stock to the Investor during the fiscal year ended December 31, 2023, as interest payments. A total of $0.2 million was recorded to other income (expense) for the shares issued based on the grant date fair values.

Effective July 23, 2024, the Company entered into an amendment and exchange agreement, whereby the 2023 Convertible Notes were exchanged for new notes and also included further arrangements to fund up to $7.7 million in additional secured notes (collectively, the “2024 Convertible Notes”). The first three tranches of additional secured notes of $1.0 million, $2.7 million, and $1.0 million were funded in July 2024, November 2024 and February 2025, respectively, to various vendors on behalf of the Company to address costs of the Company in preparing its 2023 and 2024 consolidated financial statements and subsequent quarterly reporting requirements, among other things. The balance of the funds shall be released by the investor upon the Company reaching certain milestones over the next several months.

All prior defaults under the existing transaction documents have been deemed cured. The current Notes had an extension of the maturity date until December 15, 2024 and the investor has further agreed to extend the maturity to April 2025. No payments have been made.

In accordance with the July 2024 amendment, in January 2025, the Company issued 3,844,466 restricted shares of its common stock to the investor in settlement of all past defaults and penalty shares to be issued in conjunction therewith, subject to a leak out of 15% of daily trading value unless the sales price of such shares is above $5.00 per share. The Company also issued the investor 1,332,806 warrants which were exchangeable on a one for one basis into restricted shares of common stock on or after August 1, 2024. All securities were issued in private placement transactions exempt from registration under Section 4(a)(2) under the Securities Exchange Act of 1934 as amended.

The principal amount of the initial 2024 Convertible Notes, which were issued in exchange for the 2023 Convertible Notes was $9.7 million, after giving effect to the principal amount of the 2023 Convertible Notes, the Event of Default Interest to date and Redemption Premium. On July 15, 2024, the 2023 Convertible Notes were valued at $7.1 million, consisting of the fair value of the 2023 Convertible Notes of $6.3 million, plus accrued and unpaid interest of $0.8 million. The $9.7 million of 2024 Convertible Notes were valued at $6.8 million, resulting in a gain on exchange of notes of $0.3 million. Similarly, the Company valued the SPA Warrants issued in 2023 at $1.6 million and the value of the SPA Warrants issued in the exchange in 2024 at $2.0 million, resulting in a loss on exchange of notes of $0.4 million. The Company has recorded a net loss on exchange of notes of $0.1 million as other income (expense) on its condensed consolidated statement of operations for the year ended December 31, 2024.

As part of the agreement, Chirinjeev Kathuria, the Company’s Chairman, and Poseidon Bio, LLC, an entity controlled by Dr. Kathuria, also agreed to grant a proxy on all of their shares of the Company’s common stock to an independent third party, to vote them as that party sees fit, until such time as the Notes are paid in full.

During the three months ended March 31, 2025, the investor converted approximately $7.8 million of the 2024 Convertible Notes, along with $0.4 million of accrued interest and a redemption premium of $1.7 million, into 125,964,905 shares of common stock of the Company. In addition, the investor exercised its 1,332,806 warrants received in connection with the amendment.

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

Heller v. Ocean Biomedical, Inc. et al.:

On May 23, 2023, Jonathan Heller (“Heller”) filed a civil action against the Company, Poseidon Bio LLC, Dr. Chirinjeev Kathuria and Elizabeth Ng (collectively, the “Defendants”) in the District Court of Rhode Island. Heller has asserted claims alleging that he is entitled to earned salary and various other payments following his resignation from the Company. On July 27, 2023, Defendants filed their Answer and Affirmative Defenses. On September 3, 2024, Defendants filed a Motion to Dismiss numerous counts included in the claims on the grounds that the counts fail to state a claim upon which relief may be granted. If successful, this Motion would remove Dr. Kathuria and Ms. Ng as named defendants and will reduce the number of claims against the Company to three. The Court has not provided a hearing date for this Motion. The Company has concluded that a loss is probable and has recorded a liability of $0.5 million as of March 31, 2025 within accounts payable and accrued expenses on the condensed consolidated balance sheet.

IPFS Corporation v. Ocean Biomedical, Inc

On January 4, 2024, IPFS Corporation (“IPFS”) filed an action against the Company in the U.S. District Court for the District of Delaware. IPFS claims amounts owed relating to financing provided to Aesther Healthcare Acquistion Corp for commercial insurance premiums in 2022, after the August 31, 2022, Merger Agreement but prior to closing of the Business Combination. IPFS filed a motion for a default judgment on February 16, 2024. Two default judgments have been entered in favor of IPFS; one entered April 19, 2024, related to the principal amount of $0.1 million and the other entered on May 21, 2024 related to costs and attorneys’ fees incurred in the amount of $0.03 million. Both judgments accrue interest until paid. The Company has concluded that a loss is probable and has recorded a liability of $0.1 million as of March 31, 2025, within accounts payable and accrued expenses on the consolidated balance sheet.

Entoro Securities LLC v. Ocean Biomedical, Inc.

In June 2024, Entoro Securities LLC (“Entoro”) filed an action against the Company in the Superior Court of Delaware. Entoro claims that its subcontractor introduced the Company to Aesther Healthcare Acquisition Corp. and claims that the Company is obligated to pay Entoro a finder’s fee as a result of the Business Combination. Entoro seeks a finder’s fee in the amount of $2 million and 4,750,000 shares of the Company’s common stock. Discovery is underway. Based on the Company’s investigation to date, the Company does not believe the allegations in the Complaint have merit. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of March 31, 2025.

Meteora Special Opportunity Fund I, LP, et al. v. Ocean Biomedical, Inc.

On May 22, 2024, Meteora Special Opportunity Fund I, LP, et al. (comprised of Meteora Special Opportunity Fund I, LP; Meteora Capital Partners, LP; and Meteora Select Trading Opportunities Master, LP, together “the Plaintiffs”), filed an action against the Company in the Supreme Court of the State of New York, New York County. The Plaintiffs claim that the Seller VWAP Triggering Event related to the Backstop Agreement as described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies and Note 3, Business Combination and Backstop Agreement, occurred on November 3, 2023, when the Company’s stock price traded below $4.00 per share for 30 of the preceding 45 trading days. The Plaintiffs set a Maturity Date for February 2024, at which time the Plaintiffs allege the entire Maturity Consideration became due and owed to the Plaintiffs in the amount of $6.3 million. The Company filed its opposition to the motion on September 6, 2024, and cross-moved for an extension of its time to answer or otherwise respond to the Complaint. The court denied the Plaintiffs’ motion to dismiss the Company’s counterclaims, and the matter is now in discovery. Discussions with the Plaintiffs and the Court are on-going. The Company has concluded at this time that a loss is not probable nor reasonably estimable, as such no liability has been recorded as of March 31, 2025.

License Fees

The Company has entered into license agreements with its academic research institution partners. Under these license agreements, the Company is required to make annual fixed license maintenance fee payments. The Company is also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license and collaboration agreements are contingent upon future events such as achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, the Company has not included these fees in the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

For further discussion on license fees recorded during the period, refer to Note 12, License and Manufacturing Agreements.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50 million. As of March 31, 2025, we have contingent compensation and bonuses in the amount of $16.9 million to certain members of senior management.

We also have $1.0 million of contingent vendor payments, which are also contingently payable based only upon our first cumulative capital raise of at least $50 million.

These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under these agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our condensed consolidated financial statements. There have not been any contingent compensation payments for the three months ended March 31, 2024 or 2025.

9. Equity

Common Stock

The holders of common stock of the Company are entitled to dividends when and if declared by the Company’s Board of Directors. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. As of March 31, 2025, and December 31, 2023, the Company had 300,000,000 authorized shares of common stock with a par value of $0.0001 per share.

On April 1, 2024, Ocean Biomedical, Inc. (the “Company”) filed a Notification of Late Filing on Form 12b-25 with the SEC, indicating that the filing of its Annual Report on Form 10- K for the period ended December 31, 2023 (the “Form 10-K”) would be delayed, after determining that it was unable, without unreasonable effort or expense, to file the Form 10-K by the due date of April 1, 2024.

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

The Notices will have no immediate effect on the listing or trading of the Company’s common stock, although there can be no assurances that further delays in the filing of the Form 10-K will not have an impact on the listing or trading of the Company’s common stock. Nasdaq indicated that the Company must: (i) submit a revised plan to regain compliance with respect to the filing requirement; and (ii) on or before October 14, 2024, file the delinquent Form 10-K. The Company filed the delinquent Form 10-K on November 25, 2024, Forms 10-Q for the first two quarters of 2024 were filed on December 23, 2024 and Form 10-Q for the quarter ended September 30, 2024 was filed on January 13, 2025.

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

The stock-based compensation expense recorded for each of the three months ended March 31, 2025 and 2024, was $0.2 million and was recorded within general and administrative expense in the Company’s condensed consolidated statements of operations, as discussed below.

The following table summarizes stock option activity during the three months ended March 31, 2025 and 2024:

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

(in thousands)	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	600,000	$10.00	1.2	—
Options granted	—	—	—	—
Options cancelled or forfeited	—	—	—	—
Outstanding at March 31, 2025	600,000	$10.00	0.9	—

The aggregate intrinsic value in the above table is calculated as the difference between the fair value of the Company’s common stock as of March 31, 2025 and the exercise price of the stock options. As of March 31, 2025, the total unrecognized compensation related to unvested stock option awards granted was $0.7 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years. No stock options were exercised during the period.

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

The Board has discretion to amend the ESPP to any extent and in any manner, it may deem advisable, provided that any amendment that would be treated as the adoption of a new plan for purposes of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) will require stockholder approval. The Board may suspend or terminate the ESPP at any time. No purchases were made as of March 31, 2025 or 2024.

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

These profit interests grants in the Company’s controlling shareholder were deemed to be transactions incurred by the shareholder and within the scope of ASC 718, Stock Compensation. As a result, the related transactions by the shareholder were pushed down into the Company’s condensed consolidated financial statements. As of March 31, 2025 and 2024, Legacy Ocean’s founder held 100% of the voting power and 68% of the equity interests in Poseidon.

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

Stock-based compensation for the three months ended March 31, 2025 and 2024, consisted of costs related to (i) stock options granted to non-employee directors in the first quarter of 2023 and (ii) warrants issued to advisors and consultants, as discussed below. The following table summarizes the allocation of stock-based compensation for the stock options, warrants, and Class B profit interests for the three months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Stock-based compensation:
Research and development	$-	-
General and administrative	186	186
Total stock-based compensation	$186	186

10. Warrants

As of March 31, 2025, and December 31, 2024, the following warrants to purchase common stock were outstanding:

	March 31, 2025
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2023	426,427	$8.06	(2)	3/8/2026
Second Street Capital (1)	February 2023	85,285	$8.06	Equity-classified	4/22/2026
Second Street Capital (1)	February 2023	102,342	$7.47	Equity-classified	9/30/2026
Second Street Capital	February 2023	75,000	$10.34	Equity-classified	2/15/2028
Second Street Capital	March 2023	200,000	$10.34	Equity-classified	3/29/2028
Second Street Capital	March 2023	150,000	$11.50	Equity-classified	3/31/2028
McKra Investments warrant	March 2023	200,000	$10.34	Equity-classified	3/28/2028
Special Forces F9 warrant	March 2023	150,000	$11.50	Equity-classified	3/7/2028
Public Warrants	(4)	5,250,000	$11.50	Equity-classified	2/14/2028
Private Warrants	(4)	5,411,000	$11.50	Equity-classified	2/14/2028
SPA Warrant A (3)	July 2024	552,141	$1.50	Liability-classified	5/25/2028
		12,602,195

	December 31, 2024
	Issuance Date	Number of Shares Issuable	Exercise Price	Classification	Expiration
Lender/Name
Second Street Capital (1) (2)	February 2023	426,427	$8.06	(2)	3/8/2026
Second Street Capital (1)	February 2023	85,285	$8.06	Equity-classified	4/22/2026
Second Street Capital (1)	February 2023	102,342	$7.47	Equity-classified	9/30/2026
Second Street Capital	February 2023	75,000	$10.34	Equity-classified	2/15/2028
Second Street Capital	March 2023	200,000	$10.34	Equity-classified	3/29/2028
Second Street Capital	March 2023	150,000	$11.50	Equity-classified	3/31/2028
McKra Investments warrant	March 2023	200,000	$10.34	Equity-classified	3/28/2028
Special Forces F9 warrant	March 2023	150,000	$11.50	Equity-classified	3/7/2028
Public Warrants	(4)	5,250,000	$11.50	Equity-classified	2/14/2028
Private Warrants	(4)	5,411,000	$11.50	Equity-classified	2/14/2028
SPA Warrant A (3)	July 2024	552,141	$1.50	Liability-classified	5/25/2028
SPA Warrant B (3)	July 2024	1,332,806	$5.00	Liability-classified	5/25/2028
		13,935,001

(1)	Upon Closing, and as discussed in Note 3, Business Combination and Backstop Agreement, Second Street Capital’s warrants issued from Legacy Ocean in 2022 were terminated in exchange for the Converted Ocean Warrants.

(2)	The Legacy Ocean warrant issued in February 2022 was issued with the right to put the warrant in exchange for a payment of $250,000. At the time of issuance, these warrants were recorded as a liability and as Second Street Capital had the intention to exercise the put option in the near-term, the Company determined that recording the liability at its fair value of $250,000 was appropriate.

(3)	For further detail on the SPA Warrant, refer to Note 7, Senior Secured Convertible Notes.

(4)	For further detail on the Public Warrants and Private Warrants, refer to the “Public and Private Warrants” discussion below.

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

The warrant issued in connection with the March Second Street Loan, exercisable for 200,000 shares of the Company’s common stock, was treated as a debt discount and the respective fair value is being amortized over the life of the term of the loan. For those warrants issued in exchange for maturity extensions, the Company concluded that they met the accounting requirements for debt extinguishments and as such the fair values of the warrants, as well as related fees, were recorded in full to other income (expense) in the period of issuance, with the offset to additional paid-in capital. There was no related expense recognized during the three months ended March 31, 2025 and 2024. As of March 31, 2025, all of the warrants remain outstanding.

McKra Investments III Warrant

In connection with the McKra Loan, discussed in Note 6, Short-Term Loan Agreements, the Company issued a warrant exercisable to purchase 200,000 shares of its common stock. The warrant is being treated as a debt discount and the fair value is being amortized over the life of the term of the warrant. During the three months ended March 31, 2023, the Company recognized $0.1 million in other income (expense) in its condensed consolidated statements of operations based on the estimated fair value of the awards on the date of grant. There was no related expense recognized during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the warrant remains outstanding.

Special Forces F9 Warrant

In connection with a strategic advisory agreement, dated March 19, 2023 between the Company and Special Forces, the Company issued to Special Forces a warrant to purchase 150,000 shares of its common stock with an exercise price of $11.50 per share exercisable until March 7, 2028. Warrants issued to advisors and consultants are also considered stock-based compensation. The estimated fair value of the warrant to purchase common stock on the grant date was $3.89 per share and was determined using the Black-Scholes Merton model.

In the first quarter of 2023, the full amount of the $0.6 million of the fair value of the warrant was recognized since the warrant was fully vested upon issuance. The fair value was recorded as stock-based compensation within general and administrative expense on the Company’s condensed consolidated statements of operations. As of March 31, 2025, the warrant remains outstanding.

SPA Warrant

In connection with the amendment and restatement of the Ayrton Convertible Note Financing in July 2024, the Company issued to an accredited investor a warrant A exercisable for 552,141 shares of its common stock and a warrant B exercisable for 1,332,806 shares of its common stock. During the three months ended March 31, 2025, the investor exercised the full amount of the warrant B. Refer to Note 7, Senior Secured Convertible Notes, for further detail.

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

11. Net (Loss) Income Per Share

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

The net income (loss) per share for the basic and diluted earnings calculations for the three months ended March 31, 2025 and 2024 is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) income	$(8,240)	$12,999
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	91,024,268	27,344,486
Net (loss) income per common share, basic and diluted	$(0.09)	$0.48

As noted above, the following securities were excluded from the computation of diluted income (loss) per share in the periods presented, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	600,000	600,000
Warrants to purchase common stock	12,602,195	12,602,195

As discussed in Note 3, Business Combination and Backstop Agreement, Legacy Ocean is also entitled to receive up to an additional 19,000,000 shares of the Company’s common stock, referred to herein as the Earnout Shares. These Earnout Shares are subject to certain performance conditions that expire on the 36-month anniversary of Closing. None of these conditions have been met as of March 31, 2025.

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

For each of the Initial Brown License Agreements, as amended, the Company is required to pay Elkurt (i) a maintenance fee of $67,000 increased by interest at the rate of 1% per month from October 15, 2021, until paid and (ii) an annual license maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 on January 1, 2028. In addition, upon successful commercialization, the Company is required to pay Elkurt (i) between 0.5% to 1.5% of net sales based on the terms of each of the Initial Brown License Agreements and (ii) 25% of all non-royalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. For the three-month periods ended March 31, 2025 and 2024, the Company recorded annual license maintenance fees of $15,000. As of March 31, 2025, the Company reflected a balance due of $0.1 million in accrued expenses – related parties on its condensed consolidated balance sheet.

The Company will also pay Elkurt developmental and commercialization milestone payments for each of the Initial Brown License Agreements ranging from $50,000 for the filing of an Investigational New Drug Application (“IND”), or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. The Company is also responsible for reimbursement of patent costs. The Company records reimbursement of patent costs as general and administrative costs in the condensed consolidated statements of operations as incurred. For the three-month period ended March 31, 2025, the Company did not incur any reimbursed patent costs expenses to Brown University, For the three-month period ended March 31, 2024, the Company incurred reimbursed patent costs expenses to Brown University in the amount of $0.1 million.

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

For the Rhode Island License Agreement, the Company was required to pay Elkurt (i) $0.1 million, due within 45 days of an equity financing of at least $10.0 million or November 1, 2023, whichever comes first, and (i) an annual maintenance fee of $3,000 beginning on January 1, 2022, which increases to $4,000 annually on January 1, 2028. For the three-month periods ended March 31, 2025, and 2024, the Company recorded annual license maintenance fees of $3,000. As of March 31, 2025, the Company reflected a balance due of $0.1 million in accrued expenses – related parties on its condensed consolidated balance sheet.

Upon successful commercialization, under the terms of the agreement, the Company is also required to pay Elkurt (i) 1.5% of net sales and (ii) 25% of all nonroyalty sublicense income prior to the first commercial sale, and 10% of non-royalty sublicense income thereafter, in the event that the Company enters into sublicenses for the subject intellectual property. If net sales or non-royalty sublicense income are generated from know-how products, the amounts otherwise due (royalty or non-royalty sublicense income) shall be reduced by 50%. The Company will also pay Elkurt developmental and commercialization milestone payments under the Rhode Island License Agreement, ranging from $50,000 for the filing of an IND, or the equivalent outside of the United States, to $0.3 million for enrollment of the first patient in a Phase 3 clinical trial in the United States or the equivalent outside of the United States. For the three-month period ended March 31, 2025, the Company did not incur any reimbursed patent costs expenses to Rhode Island Hospital, For the three-month period ended March 31, 2024, the Company has incurred reimbursed patent costs expenses to Rhode Island Hospital in the amount of $0.1 million. As of March 31, 2025, the Company reflected a balance due of $0.2 million in accrued expenses – related parties on its condensed consolidated balance sheet.

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

Development and Manufacturing Services Agreement

In December 2020, the Company entered into a Development and Manufacturing Services Agreement with Lonza AG and affiliate Lonza Sales AG (“Lonza”). The Company engaged Lonza pursuant to the development and manufacture of certain products and services along with the assistance in developing the product OCX-253. The agreement outlines the pricing for services and raw materials as incurred and payment terms. For the three-month period ended March 31, 2025, the Company did not incur expenses under this agreement. For the three-month period ended March 31, 2024, the Company incurred expenses under this agreement of $0.2 million. These costs are reflected in research and development costs on the Company’s condensed consolidated statement of operations.

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

Transactions with Legacy Ocean’s Founder and Executive Chairman

The Legacy Ocean founder and executive chairman had paid certain expenses on behalf of the Company. He is reimbursed when the Company has sufficient working capital to do so. As of March 31, 2025 and 2024, the amount due for these expenses was $0.1 million. These amounts were recorded as accrued expenses – related party on the condensed consolidated balance sheets.

Transactions with Chief Accounting Officer

The Company’s Chief Accounting Officer previously provided consulting services to Legacy Ocean through RJS Consulting, LLC, his wholly owned limited liability company, through June 15, 2021, before becoming the Company’s Chief Accounting Officer. As of March 31, 2025, and December 31, 2024, the amount due for these expenses was $0.1 million. The amounts were recorded as accounts payable on the condensed consolidated balance sheets.

14. Segment Reporting

We operate and manage the business as one reportable and operating segment, which is the business of discovering and developing therapeutic products in oncology, fibrosis, infectious diseases and inflammation. Our chief executive officer, who is the chief operating decision maker, or CODM, reviews financial information on an aggregate basis for allocating and evaluating financial performance.

15. Subsequent Events

The Company has evaluated subsequent events to determine if events or transactions occurring through the filing date of this Quarterly Report on Form 10-Q require adjustments to or disclosures in the Company’s condensed consolidated financial statements. Aside from the items discussed below, the Company did not have any subsequent events that required recognition or disclosure in the condensed consolidated financial statements for the three months ended March 31, 2025.

On April 22, 2025, Ocean Biomedical, Inc. received a letter from Nasdaq determining that OCEA’s common stock will be delisted from Nasdaq and that trading in its securities will be suspended effective upon the open of business on April 24, 2025. The letter also stated that Nasdaq intends to complete delisting by filing a Form 25 Notification of Delisting with the SEC after applicable appeal periods have lapsed.

Pursuant to Nasdaq listing rules, the Company has the right to appeal Nasdaq’s delisting determination within 15 days of the date of the letter. The Company filed its appeal and paid the filing fee. The Company will continue to vigorously pursue this appeal and seek to pursue its business plan as disclosed in its press release issued on April 22, 2025. The Company filed its initial appeals memorandum on May 12, 2025 and continues to vigorously defend its appeals position. It has taken its first steps towards implementation of its expanded business plan with the entry into a binding letter of intent for the development of up to a 20 MW power asset in Alberta, Canada. There are no assurances that the Company will be successful in the appeal and an adverse decision would lead to a full delisting.

During the period from April 2025 thru the first week of May 2025, the investor converted $1.2 million related to the 2024 Convertible Notes into 66,354,338 shares of the Company’s common stock. The $1.2 million primarily consisted of aggregate principal amount of the 2024 Convertible Notes, as well as accrued interest and redemption premium amounts of less than $0.1 million in the aggregate. These transactions were affected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with Ocean Biomedical, Inc.’s (the “Company,” “Ocean Biomedical,” “we,” “us” and “our”) condensed consolidated financial statements and related notes included elsewhere in this Report and the audited consolidated financial statements and related notes thereto included in our Form 10-K filed with the SEC on April 8, 2025. The information contained in this discussion and other parts of this Report include forward-looking statements that involve risks, uncertainties, and assumptions in our business plans, strategy, and related financing. Our actual results could differ materially from the results discussed in or implied by these forward-looking statements. Factors that could contribute or cause such differences include, but are not limited to, the information below and the information discussed in the section titled “Cautionary Note Regarding Forward-looking Statements.”

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

We have incurred significant operating losses since inception. Our ability to generate product revenues sufficient to achieve profitability will depend heavily upon the successful development and eventual commercialization of one or more of our current products or any future products. Our net losses were $8.2 million for the three months ended March 31, 2025. We reflected net income of $13.0 million for the three months ended March 31, 2024, primarily due to a gain recognized in connection with the Backstop Put Option Liability and Fixed Maturity Consideration. As of March 31, 2025 and December 31, 2024, we had a stockholders’ deficit of $92.4 million and $97.6 million, respectively. Our current liabilities are $26.6 million and $33.9 million as of March 31, 2025 and December 31, 2024, respectively. Our current liabilities consisted of accrued expenses including transaction costs, accounting and legal fees, accrued research and development costs, and short-term loans. We expect that our expense and capital requirements will increase substantially in connection with ongoing activities to commercialize our products in the future.

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

Comparison of the Three months Ended March 31, 2025 and 2024

	Three months ended March 31,
in thousands	2025	2024	$ Change
Revenue	$-	$-	$-
Operating Expenses:
Research and development	18	26	(8)
General and administrative	940	569	371
Total operating expenses	958	595	363
Operating loss	(958)	(595)	(363)
Other (loss) income	(7,282)	13,594	(20,876)
Net (loss) income	(8,240)	12,999	(21,239)

Operating Expenses

Research and development

Research and development expense for the three months ended March 31, 2025 were basically unchanged, as compared to the three months ended March 31, 2024.

General and administrative

General and administrative expense for the three months ended March 31, 2025 increased by $0.4 million, as compared to the three months ended March 31, 2024. The $0.4 million increase was primarily driven by increases in the costs associated with our year-end audit and the filing of our Form 10-K, since those services were not completed in the prior year period.

Other Income (Expense)

Other expense for the three months ended March 31, 2025 increased by $20.9 million, as compared to the three months ended March 31, 2024. The increase of $20.9 million was primarily driven by (i) a $18.1 million decrease in the changes in fair values of the Fixed Maturity Consideration and Backstop Put Option Liability; (ii) $2.7 million increase in transaction costs; and (iii) $1.7 million of redemption premium on debt conversions, partially offset by a $1.3 million change in fair value of the 2024 Convertible Notes and SPA warrants.

Liquidity and Capital Resources

Overview

Since our inception, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. We had no cash inflows from operating activities for the three months ended March 31, 2025. Further, as of March 31, 2025, we had no cash and a working capital deficiency of $23.1 million.

To date, we have funded our operations from the proceeds from the issuance of common stock and debt, proceeds from the Backstop Agreement and through self-funding by our founder and have limited current cash on hand to fund our operations. Based on our current operational plans and assumptions, we expect that the net proceeds from the Backstop Agreement, the Ayrton Convertible Note Financing and future debt and equity financings, as well as further deferrals of certain of our accrued expenses and contingency payments due upon the closing of future financings, are required to fund operations into the third quarter of 2025. As of March 31, 2025, we received $1.4 million in cumulative proceeds from the Backstop Agreement.

We borrowed $3.7 million in the second half of 2024 and $1.0 million in the first quarter of 2025 from additional tranches under the Ayrton Convertible Note Financing, the proceeds of which were used to fund working capital requirements. As of March 31, 2025, the principal of our remaining short-term loans outstanding was $10.1 million.

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

Ayrton Convertible Note Financing

Refer to Note 7, Senior Secured Convertible Notes, in Part I, Item 1. “Financial Statements” for additional detail about our convertible notes and the warrants issued in conjunction with these loans.

Short-Term Loans

Refer to Note 6, Short-Term Loans, in Part I, Item 1. “Financial Statements” for additional detail about our short-term loans and the warrants issued in conjunction with these loans.

Other Commitments

License Fees

Our contractual obligations are expected to have an effect on our liquidity and cash flows in future periods. Under our license agreements with our academic research institution partners, fixed license maintenance fees of $0.3 million are due within 15 days of financing of at least $10.0 million and $0.1 million are due within 30 days of financing of at least $10.0 million. In addition, under these license agreements, we are also required to make payments upon successful completion and achievement of certain milestones as well as royalty payments upon sales of products covered by such licenses. The payment obligations under the license fees are recorded in accounts payable. The payment obligations under the collaboration agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory, and commercial milestones. As the timing of these future milestone payments are not known, we have not included these fees in our condensed consolidated balance sheets as of March 31, 2025. None of these were paid as of March 31, 2025.

Refer to Note 12, License and Manufacturing Agreements, in Part I, Item 1. “Financial Statements” for further detail around timing of license fees due.

Contingent Compensation and Other Contingent Payments

Under the management employment agreements, we have salaries and bonuses that are contingently payable upon financing, collectively called contingent compensation, that are contingently payable based only upon our first cumulative capital raise of at least $50.0 million. As of March 31, 2025, we have contingent compensation and bonuses in the amount of $16.9 million to certain members of senior management as well as $1.0 million in contingent vendor payments. These amounts will not be paid if the contingencies do not occur. Since the payment of obligations under the employment agreements are contingent upon these future events, which are not considered probable as such future events are deemed outside of our control, we have not included these amounts in our condensed consolidated financial statements. None of these were paid as of March 31, 2025.

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

Cash Flows

To date, we have not generated any revenue. Cash flows to date have resulted from financing activities, including payments made on behalf of the Company by related parties and net proceeds from issuance of shares of common stock consisting of friends and family of our employees and short-term borrowings, including the initial Note from the Ayrton Convertible Note Financing. As of March 31, 2025, our restricted cash balance of $0.8 million is held in an escrow account. We do not have any cash equivalents. Cash used in operating activities was primarily used to pay legal and accounting fees. Our outstanding accounts payable and accrued expenses of $17.0 million as of March 31, 2025, are expected to be paid off utilizing future proceeds from current and future financings, including proceeds from future debt and equity financings.

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

Valuation Methodologies

Valuation of Backstop Put Option Liability and Fixed Maturity Consideration

We utilized a Monte-Carlo simulation to value the Backstop Put Option Liability and Fixed Maturity Consideration. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, expected term, expected future stock price, and various simulated paths, were utilized to estimate the fair value of the associated derivative liabilities. The value of the Backstop Put Option Liability and Fixed Maturity were calculated as the average present value over 50,000 simulated paths. We measure the fair value at each reporting period, with subsequent of fair values recorded within other income (expense) in our condensed consolidated statements of operations.

Valuation of 2024 Convertible Note and SPA Warrants

We utilized a Monte-Carlo simulation at inception to value the 2025 Convertible Note and SPA Warrants. The Monte-Carlo simulation is calculated as the average present value over all simulated paths. The key inputs and assumptions used in the Monte-Carlo Simulation, including volatility, estimated market yield, the probability of various scenarios, including subsequent placement and change in control, and various simulated paths, were utilized to estimate the fair value of the associated liabilities. We will continue to measure the fair value at each reporting period, with subsequent fair values recorded within other income (expense) in our condensed consolidated statements of operations.

Valuation of the Ayrton Note Purchase Option

We utilized the Black-Scholes Merton model to value the Ayrton Note Purchase Option. The key inputs and assumptions used in the Black-Scholes Merton model, including volatility and risk-free rate, were utilized to estimate the fair value of the associated liability. We will continue to measure the fair value at each reporting period, with subsequent changes in fair values to be recorded within other income (expense) in our condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for public business entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has concluded that the impact of adopting ASU 2023-07 is not material to its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. This standard is effective for the Company for fiscal years beginning after December 15, 2024 and can be applied on a prospective or retrospective basis. The Company has concluded that the impact of adopting ASU 2023-09 is not material to its condensed consolidated financial statements and related disclosures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2025, the design and operation of our disclosure controls and procedures were not effective.

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

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2025 were not effective, and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weakness

In connection with our preparation and the audits of our financial statements as of December 31, 2024, 2023, 2022, and 2021, we identified material weaknesses as defined under the Exchange Act, and by the Public Company Accounting Oversight Board (United States) in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. Specifically, our material weaknesses are:

•	Management does not have adequate staffing in its accounting department and has not yet designed and implemented the appropriate processes and internal controls to support accurate and timely financial reporting.
•	During the audit process for December 31, 2024, management identified a material weakness in the design of the Company’s internal controls related to our review of third-party valuation deliverables regarding our convertible debt and warrant liability.

Management is working to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting, including hiring additional accounting personnel, such as Jolie Kahn as our Chief Financial Officer, and engaging consultants to assist management. Additionally, management plans to further develop and implement formal policies, processes and documentation procedures relating to financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Quarterly Report on Form 10-Q, we were not a party to any material legal matters or claims except as set forth in our audited financial statements for the year ended December 31, 2024, in our Annual Report on Form 10-K for the year ended December, 31, 2024.

In the future, we may become party to legal matters and claims in the ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows except as set forth in our audited financial statements for the year ended December 31, 2024, in our Annual Report on Form 10-K for the year ended December, 31, 2024.

Item 1A. Risk Factors

In addition to those the risk factors set forth in Part I “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and other reports we filed with the SEC, below are certain risk factors related to the Company and its operations.

Our level of indebtedness and significant debt service obligations could adversely affect our financial condition or our ability to fulfill our obligations, including the note issued in May 2023, and make it more difficult for us to fund our operations.

As of March 31, 2025, we had $10.5 million in principal of indebtedness outstanding, including $5.2 million in principal amount of a convertible promissory note issued in 2024 and the first quarter of 2025. We have very limited cash resources from which to repay any obligations that a lender requires to be paid in cash. Our level of indebtedness could have important negative consequences to you and us, including:

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

Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows or obtain external financing in the future. And, in certain cases our debt obligations may be satisfied by way of a conversion into our common stock, and therefore, our ability to satisfy certain debt obligations is dependent, in part, on the performance of our common stock. In each case, to some extent this is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize additional funds under the securities purchase agreement entered into in May 2023 and amended and restated in July 2024. If we are unable to generate sufficient cash flows, or the value of our common stock is insufficient to facilitate conversions of debt obligations as may be necessary to service our debt payment obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Our ability to make payments on and to refinance our indebtedness, including our outstanding notes, and to fund intended research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business when or if our operations will ultimately generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings or another source of liquidity will be available to us u in an amount sufficient to enable us to pay our obligations, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, or we are unable to identify and execute on another source of outside liquidity, we may be forced to reduce or delay capital expenditures, sell material assets or operations, attempt to obtain additional equity capital or refinance all or a portion of our indebtedness, including the 2023 Convertible Note, on or before maturity. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such asset sales or the proceeds which we could realize from such sales and we cannot assure you that we will be able to refinance any of our indebtedness, including amounts owed under the securities purchase agreement entered into in May 2023 and amended and restated in July 2024, on commercially reasonable terms or at all.

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

Issuances of Capital Stock

In connection with the amendment and restatement of the Ayrton Convertible Note Financing, dated July 15, 2024, in January 2025, we issued to the Investor 3,844,466 shares of our common stock. This transaction was affected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

In January 2025, we issued to the Investor 1,332,806 shares of our common stock in connection with the exercise of the warrant B. This transaction was affected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

During the first quarter of 2025, we issued to the Investor 125,964,905 shares of our common stock in connection with conversion notices received in accordance with the terms of the 2024 Convertible Notes. These transaction were affected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

During the period of April 2025 and the first week of May 2025, we issued to the Investor an additional 66,354,338 shares of our common stock in connection with conversion notices received in accordance with the terms of the 2024 Convertible Notes. These transactions were affected without registration under the Securities Act in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock during the quarter ended March 31, 2025.

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

Ocean Biomedical, Inc.

Date: May 15, 2025	By:	/s/ Chirinjeev Kathuria
Chirinjeev Kathuria
Chairman
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Jolie Kahn
Jolie Kahn
Chief Financial Officer
(Principal Financial Officer)

